Form 10-Q
period 2025-09-30
Functional Brands Inc.
filed 2025-12-15
CIK 1837254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-42936

FUNCTIONAL BRANDS INC.

(Exact name of registrant as specified in its charter)

Delaware	85-4094332
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6400 SW Rosewood Street, Lake Oswego, Oregon	97035
(Address of principal executive offices)	(Zip Code)

(800) 245-8282
(Registrant’s telephone number, including area code)

NONE
(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, $0.00001 par value share	MEHA	The Nasdaq Stock Market LLC

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 10, 2025, the registrant had 16,323,524 shares of common stock, par value $0.00001 per share, outstanding.

FUNCTIONAL BRANDS INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FUNCTIONAL BRANDS INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In U.S. dollars, except share data or otherwise noted)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash	$1,005,324	$211,642
Accounts receivable, net	89,213	303,471
Inventories, net	1,690,733	1,709,458
Prepaid expenses and other current assets	169,070	45,112
Deferred offering costs	1,256,451	588,641
Total current assets	4,210,791	2,858,324
Noncurrent assets:
Property and equipment, net	42,086	49,564
Right-of-use assets, net	1,753,581	2,000,092
Intangible assets, net	1,408,944	1,443,541
Goodwill	818,139	818,139
Total non-current assets	4,022,750	4,311,336
Total assets	$8,233,541	$7,169,660

Liabilities and stockholders’ equity / (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$2,425,006	$1,956,165
Line of credit	21,286	32,235
SBA loan, current	3,547	3,436
Lease liabilities, current	364,505	291,213
Other current liabilities	34,425	35,332
Payable for acquisition, current	2,227,366	2,342,366
Loans payable (related party), current	58,886	370,703
Loans payable	567,497	171,500
Total current liabilities	5,702,518	5,202,950
Non-current liabilities:
Lease liabilities, net of current	1,527,586	1,844,819
SBA loan, net of current	137,780	140,468
Loan payable (related party), net of current	260,992	-
Convertible debenture	-	100,000
Total non-current liabilities	1,926,358	2,085,287
Total liabilities	7,628,876	7,288,237

Stockholders’ equity / (deficit)
Series A Preferred stock, par value $0.001, 100,000 shares authorized; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Series B Preferred stock, par value $0.001, 80,000 shares authorized; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Common stock, par value $0.00001, 220,000,000 shares authorized; 7,084,769 and 6,694,880 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	71	67
Additional paid-in capital	8,359,361	7,542,286
Accumulated deficit	(7,754,767)	(7,660,930)
Total stockholders’ equity / (deficit)	604,665	(118,577)
Total liabilities and stockholders’ equity / (deficit)	$8,233,541	$7,169,660

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUNCTIONAL BRANDS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In U.S. dollars, except share data or otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue, net of returns	$1,694,174	$1,395,913	$5,116,963	$4,886,359
Cost of goods sold	715,824	632,194	2,303,752	2,268,986
Gross profit	978,350	763,719	2,813,211	2,617,373
Operating expenses
Sales and marketing	118,876	156,497	462,545	454,714
General and administrative expenses	937,762	825,993	2,616,489	2,256,004
Total operating expenses	1,056,638	982,490	3,079,034	2,710,718
Operating income / (loss)	(78,288)	(218,771)	(265,823)	(93,345)
Interest expense	(155,310)	(69,638)	(321,417)	(189,552)
Other income – ERTC refund	491,801	-	491,801	-
Other income	-	-	112	-
Interest income	798	328	1,490	1,291
Total other income / (expenses)	337,289	(69,310)	171,986	(188,261)
Net income / (loss)	$259,001	$(288,081)	$(93,837)	$(281,606)
Net income (loss) per share of common stock attributable to common stockholders
Basic	$0.04	$(0.04)	$(0.01)	$(0.04)
Diluted	$0.04	$(0.04)	$(0.01)	$(0.04)
Weighted average shares used in computing net loss per share of common stock
Basic	7,039,144	6,694,493	6,953,265	6,694,493
Diluted	7,197,605	6,694,493	6,953,265	6,694,493

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUNCTIONAL BRANDS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT) (UNAUDITED)

(In U.S. dollars, except share data or otherwise noted)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated	Total Shareholders’ Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	(Deficit)
June 30, 2024	-	-	-	-	6,694,880	67	7,127,386	(7,095,099)	32,354
Net loss for the three months ended September 30, 2024	-	-	-	-	-	-	-	(288,081)	(288,081)
September 30, 2024	-	-	-	-	6,694,880	67	$7,127,386	$(7,383,180)	$(255,727)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	Equity
June 30, 2025	-	-	-	-	7,027,269	70	8,270,862	(8,013,768)	257,164
Stock based compensation	-	-	-	-	-	-	8,000	-	8,000
Shares issued for financing	-	-	-	-	57,500	1	80,499	-	80,500
Net income for the three months ended September 30, 2025	-	-	-	-	-	-	-	259,001	259,001
September 30, 2025	-	-	-	-	7,084,769	71	8,359,361	(7,754,767)	604,665

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	Equity
December 31, 2023	-	-	-	-	6,694,493	67	7,127,386	(7,101,574)	25,879
Odd-lot rounding	-	-	-	-	387	-	-	-	-
Net loss for the nine months ended September 30, 2024	-	-	-	-	-	-	-	(281,606)	(281,606)
September 30, 2024	-	-	-	-	6,694,880	67	$7,127,386	$(7,383,180)	$(255,727)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	Equity
December 31, 2024	-	-	-	-	6,694,880	67	7,542,286	(7,660,930)	(118,577)
Stock based compensation	-	-	-	-	180,866	1	518,354	-	518,355
Shares issued for note extension	-	-	-	-	57,500	1	80,499		80,500
Common stock issued for financing fee	-	-	-	-	18,082	1	50,629	-	50,630
Common stock issued for convertible notes payable and accrued interest	-	-	-	-	133,441	1	122,330	-	122,331
Warrants issued for note extension	-	-	-	-	-	-	45,263	-	45,263
Net income for the nine months ended September 30, 2025	-	-	-	-	-	-	-	(93,837)	(93,837)
September 30, 2025	-	-	-	-	7,084,769	71	8,359,361	(7,754,767)	604,665

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUNCTIONAL BRANDS INC.

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

(In U.S. dollars, except share data or otherwise noted)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(93,837)	$(281,606)
Reconcile net loss to cash provided by operating activities
Allowance for doubtful accounts receivable	(3,796)	-
Allowance for inventory obsolescence	12,895	-
Depreciation of property and equipment	15,990	40,576
Amortization of right-of-use assets	246,511	227,912
Amortization of intangible assets	34,597	34,597
Financing expense on warrant issuance	45,263	-
Stock-based compensation	598,856	-
Issuance of shares for financing expense	50,630	-
Changes in operating assets and liabilities:
Accounts receivable	218,054	(103,316)
Inventories	5,830	(59,921)
Prepaid expenses and other current assets	1,042	1,429
Accounts payable and accrued liabilities	591,172	331,409
Other current liabilities	(908)	(31,515)
Lease liabilities	(243,941)	(213,743)
Net cash provided by (used in) operating activities	1,478,358	(54,178)

Cash flows from investing activities:
Purchase of property and equipment	(8,512)	(1,881)
Net cash used in investing activities:	(8,512)	(1,881)

Cash flows from financing activities:
Deferred offering costs	(667,810)	(95,625)
Proceeds from loans	195,277	280,000
Payments for payable for acquisition	(115,000)	(200,001)
Proceeds from debt facilities	99,735	86,662
Repayment of loans	(75,106)	(4,492)
Line of credit repayment	(110,683)	(132,329)
SBA loan repayment	(2,577)	(2,421)
Net cash used in financing activities	(676,164)	(68,206)

Increase (decrease) in cash	793,682	(124,265)
Cash beginning of period	211,642	374,435
Cash, end of period	$1,005,324	$250,170

Supplemental disclosures of cash flow information
Cash paid for interest	$241,662	$187,031

Non-cash investing and financing activities
Common stock issued for convertible note payable and accrued interest	$122,331	$-
Loan payable, related party	$225,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUNCTIONAL BRANDS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Nature of Operations

Functional Brands Inc. (formerly HT Naturals Inc., the “Company”) was organized under the General Corporation Law in the State of Delaware on November 19, 2020.  The Company’s principal business is the production, marketing, sales, and distribution of nutraceutical products within the U.S. and in 21 other countries globally.

On March 22, 2023, the Company changed its name from HT Naturals Inc. to Functional Brands Inc. to better reflect its corporate identity.

On January 22, 2025, the Company effected a 1-for-18.338622 reverse stock split in its outstanding common stock. The authorized common stock of the Company remained unchanged at 220,000,000. All references to share and per share amounts in the consolidated financial statements and accompanying notes thereto have been retroactively restated to reflect the reverse stock split. In addition, the Company authorized 1,000,000 shares of blank check preferred $0.001 par value.

As of September 30, 2025, and December 31, 2024, the consolidated financial statements consist of the Company and its wholly owned subsidiary HTO Nevada Inc. (d/b/a Kirkman), which is a nutraceutical manufacturer and distributor based in the Pacific Northwest. All intercompany transactions and balances have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2025, the Company had a net loss of $93,837, and as of September 30, 2025 the Company had a negative working capital of $1,491,727, and an accumulated deficit of $7,754,767. As of September 30, 2025 the Company had cash of $1,005,324 and has raised additional capital subsequent to September 30, 2025. (see Note 25, Subsequent Events). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that its existing cash balances combined with future capital raises through debt and equity and cash receipts from product sales will be sufficient to fund ongoing operations through at least one year from the date the unaudited consolidated financial statements are issued. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability to secure additional equity and/or debt financing. There are no assurances that the Company will be successful in obtaining additional capital.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These financial statements do not include any adjustments that might arise from this uncertainty.

Unaudited Financial Information

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, considered necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the periods presented are not necessarily indicative of the results that might be expected for the full year. As such, the information included in this report should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, which are included in the Company’s Form S-1/A, dated and filed with the SEC on October 16, 2025, which is accessible on the SEC’s website at www.sec.gov. The unaudited consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements of the Company, but does not include all the disclosures required by U.S. GAAP.

During the nine months ended September 30, 2025, there were no changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024.

Principles of Consolidation

The consolidated financial statements comprise the financial statements of the Company and its only subsidiary, HTO Nevada Inc. The subsidiary consists of an entity over which the Company is exposed to, or has rights to, variable returns as well as the ability to affect these returns through the power to direct the relevant activities of the entity. To the extent that subsidiaries provide services that relate to the Company’s activities, they are fully consolidated from the date control is transferred and are deconsolidated from the date control ceases. All intercompany balances and transactions have been eliminated.

The financial statements of the subsidiary are prepared for the same reporting period as the parent company, using consistent accounting policies.

Functional Brands Inc. (formerly HT Naturals Inc.)

●	Functional Brands Inc. (formerly HT Naturals Inc.) is the parent company.

HTO Nevada Inc. dba Kirkman

●	HTO Nevada Inc. dba Kirkman, which is owned by the Company is the sole subsidiary.

As part of the restructuring efforts, ownership of HTO Nevada Inc. dba Kirkman was transferred from HTO Holdings Inc. to Functional Brands Inc. (formerly HT Naturals Inc.) on May 19, 2023, in exchange for 4,362,378 shares of common stock of the Company. This was retroactively recorded in 2019 as the acquisition was completed on July 3, 2019, with entities under common control.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.

Cash

Cash consists of cash in readily available checking accounts and deposits in transit. As of September 30, 2025, and December 31, 2024, cash balances were deposited at major and other financial institutions. On September 30, 2025 and December 31, 2024, the Company had approximately $507,664 and $0, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Accounts Receivable, net

Accounts receivable are stated at the amount the Company expects to collect from outstanding balances and do not bear interest. The Company provides for probable uncollectible amounts through an allowance for doubtful accounts, if an allowance is deemed necessary. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. On a periodic basis management evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based on its assessment of the current and collectible status of individual accounts with past due balances over 90 days. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

As of September 30, 2025 allowance for doubtful accounts decreased by $3,976 resulting in a balance of $0, and as of December 31, 2024 it decreased by $32,941 resulting in a balance of $3,796.

Inventories

Inventory consists of raw materials, packaging supplies and finished goods. Inventory is measured at the lower of cost or net realizable value. Inventory costs include direct labor and certain overhead expenses such as in-bound shipping and handling costs incurred to bring the inventory to its present location and conditions. Cost is determined by using the weighted average method. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs of completion and selling expenses. If the Company determines that the estimated net realizable value of its inventory is less than the carrying value of such inventory, it records a charge to impairment expenses.

As of September 30, 2025 and December 31, 2024 there was no impairment to the Company’s net realizable value of its inventory.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is recorded using the straight-line method over the assets’ estimated useful lives. Computer equipment is depreciated over five years and furniture, fixtures, machinery and equipment are depreciated over seven years. Amortization of fixed assets under capital leases is included in depreciation expense.

The categories of capital assets are amortized on a straight-line basis as follows:

●	Machinery and equipment	7 years, straight-line

●	Furniture and fixtures	7 years, straight-line

●	Computer equipment	5 years, straight-line

The Company allocates the amount initially recognized for a capital asset to its significant parts and amortizes separately each part. Residual values, methods of amortization and useful lives of the capital assets are reviewed annually and adjusted if appropriate.

Gains and losses on disposals of capital assets are determined by comparing the proceeds with the carrying amount of the capital asset and are included in the consolidated statement of operations.

The assets’ residual values, useful lives and methods of depreciation are reviewed at each fiscal year-end and adjusted prospectively if appropriate. An item of equipment is retired upon disposal or when no future economic benefits are expected from its use. Any gain or loss arising on sale or retirement of the asset (calculated as the difference between the net disposal proceeds and the carrying value of the asset) is included in the consolidated statement of operations in the year the asset is retired. Such assets are tested annually for impairment, or more frequently, if events or changes in circumstances indicate that they might be impaired.

Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization is provided on a straight-line basis over their estimated useful lives, which do not exceed the contractual period, if any. Intangible assets that have indefinite useful lives are not subject to amortization and are tested annually for impairment, or more frequently if events or changes in circumstances indicate that they might be impaired. The estimated useful lives, residual values, and amortization methods are reviewed at each year end, and any changes in estimates are accounted for prospectively.

The categories of the intangible assets are amortized on a straight-line basis as follows:

●	Customer relationships	10 years

●	cGMP certification	Indefinite life

●	Goodwill (including Assembled Workforce)	Indefinite life

●	Kirkman brand	Indefinite life

Expenditures in the research phase and post-development maintenance costs are expensed as incurred.

Goodwill

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquire, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill acquired in a business combination is not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.

Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). The Company allocates goodwill to reporting units based on the reporting unit expected to benefit from the business combination. Assets and liabilities are assigned to each reporting unit if they are employed by a reporting unit and are considered in the determination of the reporting unit fair value. The Company has one reporting unit with goodwill, which is the Kirkman business.

The Company’s indefinite-lived intangible assets are tested for impairment at the consolidated level. In evaluating the recoverability of the Kirkman brand name and Current Good Manufacturing Practice (“cGMP”) certification which refers to U.S. Food and Drug Administration (“FDA”) regulations ensuring that food, drug, and medical device manufacturers maintain high standards for safety, quality, and purity through proper design, monitoring, and control of manufacturing processes and facilities. The Company compared the fair value of the asset to its carrying amount to determine potential impairment. The Company’s estimate of the fair value of the Kirkman brand name is derived using the income approach, specifically the relief-from-royalty method and the fair value of the cGMP certification is derived using the income approach.

The fair value determination of the reporting units and the indefinite-lived intangible asset is judgmental in nature and requires the use of significant estimates and assumptions that are sensitive to changes. Assumptions include estimation of the royalty rate, estimation of future revenue and projected margins, which are dependent on internal cash flow forecasts, estimation of the terminal growth rates and capital spending, and determination of discount rates. As a result, there can be no assurance that the estimates and assumptions made for purposes of quantitative goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the reporting units may include such items as: (i) volatility in the equity and debt markets or other macroeconomic factors, (ii) an increase in the weighted-average cost of capital due to further increases in interest rates, (iii) decrease in future cash flows due to lower than expected sales, or (iv) fluctuations in foreign currency exchange rates that may negatively impact the Company’s reported results of operations. Accordingly, if the current cash flow assumptions are not realized, we experience further increases in costs of capital, it is possible that an additional impairment charge may be recorded in the future, which could be material.

The Company did not record an impairment loss during the nine months ended September 30, 2025, and 2024.

Right-of-Use Assets and Lease Liabilities

The Company accounts for leases in accordance with ASC 842, Leases. At the commencement date of a lease (i.e., the date the underlying asset is made available for use), the Company recognizes a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet.

Right-of-Use Assets

ROU assets are initially measured at cost, which consists of:

●	the initial amount of the lease liability;

●	any lease payments made at or before the commencement date, less any lease incentives received; and

●	any initial direct costs incurred.

Subsequently, ROU assets are measured at cost less accumulated amortization and any impairment losses, and are adjusted for the effect of any remeasurement of the related lease liability. Unless the Company is reasonably certain to obtain ownership of the underlying asset by the end of the lease term, ROU assets are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term, in accordance with ASC 842.

Lease Liabilities

Lease liabilities are initially measured at the present value of the lease payments expected to be made over the lease term. Lease payments include:

●	fixed payments, including in-substance fixed payments, net of any lease incentives receivable;

●	variable lease payments that depend on an index or a rate;

●	amounts the Company expects to pay under residual value guarantees, if applicable;

●	the exercise price of a purchase option if the Company is reasonably certain to exercise the option; and

●	payments for penalties to terminate the lease if the lease term assumes the Company will exercise such an option.

Variable lease payments that do not depend on an index or rate are expensed as incurred in the period in which the related obligation arises, consistent with occupancy or operating expense recognition guidance under ASC 842.

Discount Rate and Subsequent Measurement

In determining the present value of lease payments, the Company uses the rate implicit in the lease, if readily determinable; otherwise, the Company uses its incremental borrowing rate (“IBR”) at the lease commencement date, as required under ASC 842.

After lease commencement, the lease liability is:

●	increased by the accretion of interest, and

●	reduced by lease payments made.

Lease liabilities are remeasured when certain changes occur, such as modifications to the lease agreement, a change in the lease term, a change in in-substance fixed payments, or a revised assessment regarding the exercise of a purchase or termination option. Corresponding adjustments are recorded to the ROU asset.

Leases as Lessee

The Company determines if an arrangement is a lease at inception of an arrangement. Operating and finance lease assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Lease assets represent the Company’s right to use an underlying asset for the lease term, while lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company uses the internal incremental borrowing rate based on the information available at the lease commencement date, in determining the present value of lease payments. The length of a lease term includes options to extend or terminate the lease when it is reasonably certain the Company will exercise those options. The Company made an accounting policy election to not recognize lease assets or liabilities for leases with a term of 12 months or less. Additionally, when accounting for leases, the Company combines payments for leased assets, related services and other components of a lease. The Company applies a portfolio approach to determine the discount rate for leases with similar characteristics.

For leases classified as operating, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus unamortized initial direct costs, plus/(minus) any unamortized prepaid/(accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

For leases classified as finance leases, the ROU asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to the Company, or the Company is reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. The Company expects to exercise the options to purchase the assets which are leased under finance leases. Accordingly, these assets are included in property and equipment, and depreciation thereon is recognized as depreciation expense. When the Company makes contractually required payments under finance leases, a portion is allocated to reduce the finance lease obligation, and a portion is recognized as interest expense.

Stock-Based Compensation Plan

The Company has a stock-based compensation plan that is used to compensate the members of its board of directors, executive officers, employees and consultants for services rendered.

The restricted share units (“RSUs”) are measured by reference to the fair value of the Company’s common stock shares at the date on which they are granted. In situations where equity instruments are issued to non-employees and the fair value of goods or services received by the entity as consideration cannot be estimated reliably, they are measured at fair value of the equity instruments granted.

The costs of equity settled transactions are recognized as expenses, together with a corresponding increase in equity, over the period in which the performance and/or service conditions are fulfilled, ending on the date on which the relevant party becomes fully entitled to the award.

No expense is recognized for performance-based awards that do not vest. Expense for service-based award is recognized upon receipt of the agreed upon services. Where the terms of an equity settled award are modified, the minimum expense recognized is the expense as if the terms had not been modified. An additional expense is recognized for any modification which increases the total fair value of the share-based payment arrangement or is otherwise beneficial to the employee as measured at the date of modification.

Compensation expense is recognized for all share-based payments to employees and non-employees, including restricted stock units, in the statements of operation based on the fair value of the awards that are granted. As necessary, the Company’s stock price at the date of grant was estimated using an acceptable valuation technique such as a recent round of fundraising or the probability-weighted expected return model. The fair value of RSUs granted before the Nasdaq public listing was assessed at the grant date, using the share price established in the most recent 409a valuation report conducted by an external appraiser. For future RSU grants, fair value will be based on the Company’s stock price at the time of issuance.

Compensation expense for restricted stock awards with performance-based vesting conditions is calculated based on the number of awards that are expected to vest during the performance period if it is probable that the performance metrics will be achieved. Generally, measured compensation cost, net of actual forfeitures, is recognized on a straight-line basis over the vesting period of the related share-based compensation award. The Company accounts for forfeitures of stock-based awards as they occur.

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”. Revenue is measured based on the amount of consideration that we expect to receive, reduced by discounts and estimates for credits and returns (calculated based upon previous experience and management’s evaluation). Outbound shipping charged to customers is recognized at the time the related merchandise revenues are recognized and are included in net revenues.

Per Company policy, any product that doesn’t meet the customer’s expectations can be returned within 30 days of delivery in exchange for another product, or for a full refund. Any product sold through a distributor or retailer must be returned to the original purchase location for any return or exchange.  For the nine months ended September 30, 2025 and 2024, the Company did not record any reserves on revenue for product returns or exchanges.

Earnings / (Loss) per Share

Basic net loss per common share is calculated by dividing the net loss distributed to the common class, by the weighted-average number of shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares and potentially dilutive securities outstanding for the period.

For purposes of the diluted net loss per share calculation, restricted stock units (RSUs) are considered to be potentially dilutive securities. As of September 30, 2025, there were 83,501 RSUs, of potentially common stock equivalents excluded from the diluted loss per share calculations as their effect is anti-dilutive. Since the Company has reported a net loss for the nine months ended September 30, 2025, the diluted net loss per common share is the same as basic net loss per common share for this period.

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations for the three and the nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Numerator:
Net income (loss)	$259,001	$(288,081)	$(93,837)	$(281,606)

Denominator:
Weighted-average shares of common stock	7,039,144	6,694,493	6,953,265	6,694,493
Dilutive effect of RSUs	83,461	-	-	-
Dilutive effect of Warrants	75,000	-	-	-
Diluted weighted average of common stock	7,197,605	6,694,493	6,953,265	6,694,493

Net income (loss) per common share from:
Basic	$0.04	$(0.04)	$(0.01)	$(0.04)
Diluted	$0.04	$(0.04)	$(0.01)	$(0.04)

Business Combinations

Business combinations are accounted for using the acquisition method. The fair value of total purchase consideration is allocated to the fair values of identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. All assets, liabilities and contingent liabilities acquired or assumed in a business combination are recorded at their fair values at the date of acquisition. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. Estimates of fair value are based on assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from those estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. At the conclusion of the measurement period, any subsequent adjustments are reflected in the statements of operations. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in the Company’s statements of operations.

Risks and Uncertainties

The Company’s business and operations are sensitive to general business and economic conditions in the U.S. and worldwide along with local, state, and federal governmental policy decisions. Several factors beyond the Company’s control could cause fluctuations in these conditions. Adverse conditions may include but are not limited to, general consumer demand, and new regulations imposed by the FDA. These adverse conditions could affect the Company’s consolidated financial condition and the results of its operations.

3.	Cash

Cash consists of liquid funds and deposits in transit.

	September 30, 2025	December 31, 2024
Cash	$997,633	$206,890
Deposits in transit	7,691	4,752
Total Cash	$1,005,324	$211,642

4.	Accounts Receivable

Accounts receivable consists of trade receivables, net of allowance for doubtful accounts.

	September 30, 2025	December 31, 2024
Accounts receivable	$89,213	$307,267
Allowance for doubtful accounts	-	(3,796)
Total accounts receivable, net	$89,213	$303,471

The allowance for doubtful accounts is reviewed and re-evaluated on a quarterly basis and adjusted based on management’s determination of collectability.

5.	Inventories

Inventories consisted of raw materials (minerals – magnesium, calcium, vitamins, botanical extracts, hemp, trim and flower – CBG and CBD), finished goods (capsules, tablets, powders, creams, cigs, gummies, tinctures, pre-rolls, and vapes) and packaging and supplies (bottles, labels, covers, filters, tipping paper and packaging materials).

	September 30, 2025	December 31, 2024
Raw materials	$393,523	$472,296
Packaging, supplies & other	231,250	231,912
Finished goods	1,143,682	1,070,077
Allowance for inventory obsolescence	(77,722)	(64,827)
Total inventories, net	$1,690,733	$1,709,458

The allowance for inventory obsolescence is re-evaluated on a quarterly basis and adjusted as necessary.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses consist of prepayments made to vendors as deposit and or retainers for professional services and insurance, and other current assets consists of overpayments made to vendors.

	September 30, 2025	December 31, 2024
Prepaid expenses and deposits	$163,357	$45,005
Other current assets	5,713	107
Total prepaid expenses and other current assets	$169,070	$45,112

7.	Deferred Offering Costs

The schedule below presents the capitalization of deferred costs incurred in preparation of the Company’s planned direct listing on the Nasdaq Stock Market, and the associated equity offering in conjunction with this listing. (See Note 25, Subsequent Events).

	September 30, 2025	December 31, 2024
Legal services	$670,560	$405,266
Professional services	585,891	183,375
Total deferred offering cost	$1,256,451	$588,641

8.	Property and Equipment

Property and equipment consist of the following: The machinery and equipment owned by Kirkman allows the Company to carry out the entire production process in-house, from mixing raw materials to creating finished products, including encapsulation, labeling, and packaging.

	September 30, 2025	December 31, 2024
Machinery and equipment	$739,020	$730,508
Computer equipment	30,988	30,988
Furniture and fixtures	3,302	730,508
Total property and equipment, gross	773,310	764,798
Less: accumulated depreciation	(731,224)	(715,234)
Total property and equipment, net	$42,086	$49,564

Depreciation expense totaled $4,942 and $8,847 for the three months ended September 30, 2025 and 2024, respectively.

Depreciation expense totaled $15,990 and $40,576 for the nine months ended September 30, 2025 and 2024, respectively.

9.	Right-of-Use Assets and Lease Liabilities

The Company maintains leases on a building and certain business equipment as detailed below. These obligations include the minimum lease payments as recognized on a straight-line basis over the lease term. The following are the expected payments on these leases as of September 30, 2025. The leases are considered “operating lease” and consequently lease payments are calculated on a straight-line basis, including the total amount of interest related.

The changes in the right-of-use assets is as follows:

	September 30, 2025	December 31, 2024
Right of use assets:
Right of use assets recognized as of January 1st	$2,000,092	$2,307,027
Additions	-	-
Amortization expense	(246,511)	(306,935)
Right of use assets, net	$1,753,581	$2,000,092

Lease amortization expense on the straight-line basis was $83,999 and $77,573 during the three months ended September 30, 2025 and 2024, respectively.

Lease amortization expense on the straight-line basis was $246,511 and $227,912 during the nine months ended September 30, 2025 and 2024, respectively.

The changes in lease liabilities are as follows:

	September 30, 2025	December 31, 2024

Lease liabilities recognized as of January 1st	$2,136,032	$2,397,047
Additions	-	-
Lease payments	(243,941)	(261,015)
Lease liabilities at period end	1,892,091	2,136,032
Less: current portion	(364,505)	(291,213)
Long-term portion	$1,527,586	$1,844,819

The following table presents information about the future maturity of the lease liabilities under the Company’s operating and financing leases as of September 30, 2025.

Maturity of Lease Liabilities	1. Operating Facility	2. Office Equipment	3. Office Equipment	Total Amount
2025	$118,682	$7,354	$267	$126,303
2026	488,887	24,984	890	514,761
2027	503,349	-	-	503,349
2028 and beyond	1,142,785	-	-	1,142,785
Total future minimum lease payments	2,253,703	32,338	1,157	2,287,198
Less: Imputed interest	(393,645)	(1,412)	(50)	(395,107)
Present value of lease liabilities	$1,860,058	$30,926	$1,107	$1,892,091
Remaining lease term (in years)	5.09	1.75	1.75

Right-of-use assets and lease liabilities comprise three leases.

Lease 1, Operating Facility

On January 1, 2023, the Company entered into a 7-year and 2-months lease for an industrial building encompassing approximately 24,400 square feet. This facility accommodates the sales and marketing, general and administrative, shipping department, and includes 9,663 square feet of production / manufacturing area. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 9.0% within the calculation.

The base monthly rent is $28,114 per month, with subsequent annual increases of 3.0%. Operating expense came to $11,447 per month for 2025 incurred by the lessee.

Leases 2 and 3, Equipment

On September 30, 2021, the Company entered into a 5-year lease to lease office equipment that consists of four copiers for daily office use. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 9.0% within the calculation.

The base monthly payment amount is $2,357 per month, with subsequent annual increases of 6.0%. Operating expense came to $653 per month for 2025 incurred by the lessee.

On March 14, 2022, the Company also entered into a 4-year and 7-months lease agreement to lease an accessory for daily office use to complement the previous office equipment discussed above. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 9.0% within the calculation. The base monthly payment amount is $89 per month, with no subsequent annual increases.

10.	Business Combination

On July 3, 2019, the Company entered into an Asset Purchase Agreement (the “APA”) with the Kirkman Group Inc. and David Humphrey (collectively, “Kirkman”) to acquire certain tangible and intangible assets for a purchase price of $5,000,000. The present value of the total consideration for acquisition of Kirkman was $4,329,317, which consisted of the following:

Kirkman purchase consideration	Fair Value
Cash at closing - $1,250,000	$1,250,000
Deferred cash payment - $750,000 raise or 1st anniversary of closing	722,388
Deferred cash payment - $1,500,000 on 1st anniversary of closing	1,270,649
Deferred cash payment - $1,500,000 on 2nd anniversary of closing	1,086,280
Total purchase consideration - $5,000,000	$4,329,317

The following table summarizes the finalized fair value of assets acquired, and liabilities assumed as of the date of the acquisition in 2019:

Kirkman purchase consideration	Fair Value
Net assets	$1,513,878
Kirkman brand	1,226,000
cGMP certification	310,000
Customer relationships	461,300
Net assets acquired	3,511,178
Goodwill	818,139
Total purchase consideration	$4,329,317

The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill.

Payable for Acquisition

As of September 30, 2025 and December 31, 2024, the Company owed $2,227,366 and $2,342,366, respectively, in connection with the APA, which is due in its entirety on August 30, 2025, subject to the Forbearance Agreement and Confession of Judgement, executed on July 9, 2025.

The Forbearance Agreement allows the seller to postpone the payment of principal balance without pursuing rights under the APA and the Confession of Judgement allowed the seller to enter a judgement against the Company in The Circuit Court of The State of Oregon for the County of Clackamas.

On August 27, 2025, the Company signed an eighth amendment to the Forbearance Agreement in respect of the principal owed in the amount of $2,227,366, extending the due date to September 30, 2025.

On September 30 2025, the Company signed a ninth amendment to the Forbearance Agreement in respect of the principal owed in the amount of $2,227,366, extending the due date to November 15, 2025.

Subsequent to the period ended September 30, 2025 and on November 14 2025, the Company executed a memorandum of understanding in which the Company settled the outstanding balance of $2,212,366 as further discussed below in Note 25, Subsequent Events.

11.	Intangible Assets and Goodwill

The Company’s intangible assets consist of those acquired from Kirkman in July 2019 (see Note 10, Business Combination). The Kirkman brand and the cGMP certification were assigned an indefinite useful life, whereas the customer relationships were assigned a life span of 10 years.

	September 30, 2025	December 31, 2024

Kirkman brand, net	$925,700	$925,700
cGMP certification	310,000	310,000
Customer relationships	461,300	461,300
Total intangible assets, gross	1,697,000	1,697,000
Less: Accumulated amortization: Customer relationships	(288,056)	(253,459)
Intangible assets, net	$1,408,944	$1,443,541

There were no impairments to the intangible assets during the nine months ended September 30, 2025 and 2024. Balance consists of goodwill (including assembled workforce) acquired from acquisition of Kirkman in July 2019 which was assigned an indefinite useful life.

	September 30, 2025	December 31, 2024

Goodwill	$818,139	$818,139

There were no impairments to goodwill during the nine months ended September 30, 2025 and 2024.

12.	Accounts Payable and Accrued Liabilities

The Company’s accounts payable consist of obligations that are payable to vendors and other third parties is the normal course of business operations, and its accrued liabilities are comprised of accrued expenses for consulting and advisory services, professional and audit services, and accrued interest on its loans payable.

	September 30, 2025	December 31, 2024
Accounts payable	$1,459,224	$1,103,359
Accrued liabilities	965,782	741,106
Accrued compensation - shares earned but not issued	-	111,700
Total accounts payable and accrued liabilities	$2,425,006	$1,956,165

13.	Lines of Credit

During the nine-month ended September 30, 2025, the Company entered into multiple agreements with a third party to finance invoices to satisfy multiple vendors of which the following agreements are to be repaid during the quarter ended March 31, 2026.

On January 20, 2023, the Company entered a line of credit agreement with a third-party whereby the Company received $300,000. The term of the loan was for one year, with a 27% contract interest rate. On January 22, 2024, the loan was settled in full, at which point the security interest was released by the lender.

On July 14, 2023, the Company entered into an additional line of credit agreement with a third-party whereby the Company received $100,000. The term of the loan was for 42 weeks, with a 5% contract interest rate. On July 7, 2024, the loan was settled in full, at which point the security interest was released by the lender.

	September 30, 2025	December 31, 2024
Line of credit recognized as of January 1	$32,235	$68,315
Proceeds from debt facilities	99,733	180,662
Payments on debt facilities	(110,682)	(216,742)
Line of credit as of period end	21,286	32,235
Less: current portion	(21,286)	(32,235)
Long-term portion	$-	$-

The Company has the remaining line of credit commitments as of September 30, 2025.

Agreement Date	Principal Amount	Finance Charge	Maturity Date
August 21, 2025	$8,876	$799	February 19, 2026
August 21, 2025	$12,410	$1,117	February 19, 2026

14.	SBA Loan Payable

On July 7, 2020, Kirkman applied for and was granted a thirty (30) year loan from the U.S. Small Business Administration (“SBA”) for $150,000 with an interest of 3.75% per annum accrued daily. The SBA loan was obtained, to alleviate the financial burden as a result of the COVID-19 pandemic.

	September 30, 2025	December 31, 2024

SBA loan due as of January 1	$143,904	$147,168
Proceeds from SBA loan	-	-
Payments on SBA loan	(2,577)	(3,264)
SBA loan due as of December 31	141,327	143,904
Less: current portion	(3,547)	(3,436)
Long-term portion	$137,780	$140,468

The Company has the following SBA loan future commitments as of September 30, 2025.

Amount
2025	$860
2026	3,595
2027	3,702
2028 and beyond	133,170
Total	$141,327

15.	Loans Payable, Related Party

On March 11, 2024, the Company executed a loan agreement with a related party in the amount of $130,000, with an annual interest rate of 20% and a due date of March 11, 2031.

On March 10, 2025, the Company executed a loan agreement with a related party in the amount of $225,000, with an annual interest rate of 18% and a due date of March 7, 2029.

	September 30, 2025	December 31, 2024
Loans payable, related party as of January 1	$370,703	$247,634
Loan agreement executed with related party during the periods	225,000	130,000
Reclass to loans payable	(247,634)	-
Payments to related party	(28,191)	(6,931)
Loans payable, related party as of period end	319,878	370,703
Less: current portion	(58,886)	(370,703)
Long-term portion	$260,992	$-

16.	Loans Payable

In December 2023, the Company entered into a short-term debt facility with an officer and director of the parent company, Hemptown Organics Corp., whereby the Company received $247,634. The loan is non-interest-bearing and remains outstanding as of September 30, 2025. The officer and director resigned in January 2025, and therefore the loan was reclassed from related party to loans payable.

On June 18, 2024, the Company executed a loan agreement with a lender in the amount of $150,000. The payment terms are 12.5% Original Issue Discount (“OID”), initial principal amount consisting of a $150,000 loan plus $21,500 OID totaling $171,500. In addition, the loan required the Company to issue 37,500 warrants with anti-dilution protection as well as an equity interest in the amount of 37,500 shares of the Company’s stock with reverse split protection through the Senior Exchange Listing

The loan is to mature the earlier of six months from execution, completion of a senior exchange listing of the Company or as mutually agreed, with an interest rate of the higher of 12% or WSJ Prime plus 4% guaranteed.

On December 11, 2024, the Company signed an amendment with the lender to extend the maturity date to February 28, 2025. In consideration for the extension of the maturity date, the Company agreed that the loan shall be paid in cash in full and shall not be converted into stock. In addition, the Company shall deliver 20,000 shares of the Company’s common stock and a cash fee of $10,000.

On March 10, 2025, the Company signed an extension with a lender to extend the maturity date to May 15, 2025. In consideration for the extension of the maturity date, the Company agreed that the loan shall be paid in cash in full and shall not be converted into stock. In addition, the Company shall deliver a cash fee of $10,000. In addition, the Company issued the lender a total of 37,500 warrants at an exercise price of $8.50 per share. The warrants carry a term of 5 years, exercisable in whole or in part at any time or times during the exercise period – on or after the initial date of issuance and on or before the termination date. The warrants were assessed at a value of $23,138 based on the Black-Scholes pricing model. As of September 30, 2025, the Company recognized $23,138 in expenses related to the vesting of these warrants.

On April 29, 2025, the Company entered into a loan agreement with a third-party whereby the Company received $100,000. The term of the loan is for 1 year with a 22.95% finance charge.

On June 1, 2025, the Company signed an extension with a lender to extend the maturity date to August 15, 2025. In consideration for the extension of the maturity date, the Company agreed that the loan shall be paid in cash in full and shall not be converted into stock. In addition, the Company will owe an additional $10,000 cash fee on the maturity date. In addition, the Company issued the lender a total of 37,500 warrants at an exercise price of $8.50 per share. The warrants carry a term of 5 years, exercisable in whole or in part at any time or times during the exercise period – on or after the initial date of issuance and on or before the termination date. The warrants were assessed at a value of $22,125 based on the Black-Scholes pricing model. As of September 30, 2025, the Company recognized $45,263 in expenses related to the vesting of these warrants.

On August 29, 2025 the Company entered into a loan agreement with a third party whereby the Company received approximately $95,277. The terms of the loan were for 10 months, with a 7.5% interest rate over the term of the loan.

	September 30, 2025	December 31, 2024
Loan payables as of January 1	$171,500	$171,500
Loan agreement executed during the periods	195,277	-
Reclass to loan payable	247,634	-
Payments to loan payable	(46,914)	-
Loan payable balance end of period	567,497	171,500
Less: current portion	(567,497)	(171,500)
Long-term portion	$-	$-

17.	Convertible Debenture

On October 7, 2022, the Company entered into a Convertible Debenture Purchase Agreement pursuant to which the Company issued an unsecured convertible debenture (the “Convertible Debenture”). The Company issued the Convertible Debenture in the aggregate principal amount of $100,000, of which the proceeds were used to pay the expenses of the reorganization and for other general corporate purposes. Interest accrued on the principal balance of the Convertible Debenture at 10.0% per annum totaling $2,338. The Convertible Debenture ranks on a parity with the Company’s other existing debt and matured on December 31, 2022. The outstanding principal and accrued interest on Convertible Debenture was to convert into shares of the Company’s common stock on maturity date at a price per share equal to $0.92 per share, however the maturity was delayed at the request of the debenture holder.

On January 17, 2025, the holder of its Convertible Debenture converted an aggregate principal amount of $100,000 and accrued interest of $22,331 into 133,441 shares of common stock at a price equal to approximately $0.92 per share.

As of September 30, 2025, the Company has no outstanding Convertible Debentures.

18.	Related Party Transactions

Executive Employment Agreements

The Company entered into contractual employment agreements with its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), the terms of which are detailed as follows:

Employment Agreement – Eric Gripentrog, CEO

Effective as of March 1, 2025, the Company entered into an employment agreement with Mr. Gripentrog that provides a base salary of $280,000, has an original term of twelve (12) months, and is subject to automatic renewals of successive twelve (12) months periods unless otherwise terminated as provided for in the agreement. Effective upon achieving the listing of the Company’s common stock on Nasdaq (the “Direct Listing”), Mr. Gripentrog’s annual salary will increase to $360,000.

Mr. Gripentrog is entitled to an annual cash bonus which will be based on achieving the following revenue targets:

Consolidated Gross Revenue Target	% Payout of Base Salary

Below $10,000,000	50% of bonus payout
$10,000,000 +	100% of bonus payout
$15,000,000 +	150% of bonus payout
$20,000,000 +	200% of bonus payout

Mr. Gripentrog is also entitled to performance-based equity awards based upon achieving the following as determined by the compensation committee of the Company’s board of directors in its discretion:

a)	Restricted Stock Units equal to $500,000 which vest six (6) months after the completion of the Direct Listing and valued at the price of the stock upon the date of vesting.

b)	A number of shares of common stock of the Company valued at $500,000 for each acquisition completed (post Direct Listing) with such shares valued at the price of the Company’s stock upon completion of the acquisition.

c)	A number of shares of common stock of the Company valued at $250,000 upon the Company achieving positive EBIDTA for the first time in any calendar year with such shares valued at the price of the Company’s stock at the end of that calendar year.

If terminated not for cause as defined in the agreement, the CEO is eligible for a cash payment equal to his base salary currently in effect at the time of termination. Mr. Gripentrog’s compensation is subject to annual review by the board of directors.

d)	A number of shares of common stock of the Company valued at $1,000,000 upon the Company achieving a positive EBIDTA of $5 million for the first time in any calendar year with such shares valued at the price of the Company’s stock at the end of that calendar year.

e)	A number of shares of common stock of the Company valued at$1,000,000 upon the Company achieving a market valuation of $100 million for its first time.

(f)	A number of shares of common stock of the Company valued at $2,500,000 upon the Company achieving a market valuation of $250 Million for its first time.

During the nine-months ended September 30, 2025, the Company accrued $105,000 for bonus payable.

Employment Agreement - Tariq Rahim, CFO

Effective as of April 1, 2023, the Company entered into an employment agreement with Mr. Rahim that had a term of twelve (12) months, and may be renewed subject to the discretion of the board of directors. The contract provided for an initial compensation equal to $200,000 payable in accordance with the normal practices of the Company. Additionally, the CFO will be issued 27,265 restricted stock units (“RSUs”) with an exercise price and vesting period to be determined after the initial public offering, and 190,854 stock options with an exercise price and date of issuance to be determined by the Company’s board of directors, with an expiration term of three years after termination of the employment agreement, unless terminated for cause. The CFO is also entitled to a performance-based bonus payout as set forth in the chart below:

Consolidated Revenue Target (USD)	Functional Brands Inc. Stock Payout (shares)
Below $10,000,000	27,265
$10,000,000	54,530
$15,000,000	81,795
$20,000,000	109,059
$25,000,000	136,324
$30,000,000	163,589
$35,000,000	190,854
$40,000,000	218,119

19.	Common Stock and Preferred Stock

Upon incorporation, the Company authorized 54,530 shares of common stock with a par value of $0.001 per share were initially authorized for issuance (the “Initial Shares”). The Initial Shares of the Company was allotted and issued to a former director of the Company as fully paid on November 19, 2020, the date of the organization. The issuance of the Initial Shares represents the only shares initially issued. The Company purchased the Initial Shares from a former director for the price of $0.01 and the Initial Shares formed part of the authorized but unissued share capital of the Company.

On December 10, 2020, the Company increased to 100,000,000 shares its authorized common stock with a par value of $0.00001 per share.

On August 31, 2023, this was further increased to 220,000,000 shares of authorized common stock with a par value of $0.00001.

On January 21, 2025, the Company effected a reverse stock split of its authorized common stock on 1-for-18.338622 basis. The authorized capital stock of the Company remained unchanged. All references to share and per share amounts in the consolidated financial statements and accompanying notes thereto have been retroactively restated to reflect the reverse stock split.

All shares of common stock are entitled to one vote with respect to each common share held at all meetings of shareholders of the Company.

Preferred Stock

On January 22, 2025, the Company authorized 1,000,000 blank check preferred stock at a par value of $0.001 per share.

Series A Convertible Preferred Shares

On July 18, 2025, the Board of Directors of the Company authorized the creation of its Series A Convertible Preferred Shares (“Series A Preferred”), with a par value of $0.001 per share.

On October 9, 2025, the Company filed with the Secretary of State of Delaware a Certificate of Designation, Preferences and Rights (the “Series A COD”) setting forth the terms applicable to an authorized 100,000 shares of the Series A Preferred. The Series A COD was filed pursuant to the terms of a private placement described in Part II, Item 2 hereof.

The terms of the Series A Preferred are as follows:

Dividends

Holders of the Series A Preferred are entitled to cumulative dividends, computed on a 360-day year and payable monthly in arrears. The dividend rate varies over time as follows:

●	5% per annum for the first six months following issuance;

●	10% per annum for months 7–12;

●	15% per annum for months 13–18; and

●	An additional 3% per annum increase for each month thereafter.

Dividends may be paid in cash or, subject to certain equity-condition requirements, in registered shares of common stock at the option of the holder. Any accrued but unpaid dividends increase the conversion amount.

Conversion Features

Each Series A Preferred share is convertible at the option of the holder after the earlier of (i) 45 days following the Direct Listing or (ii) the date on which both the trading price and trading volume of the Company’s common stock exceed certain thresholds.

The number of shares of common stock issuable upon conversion is determined by dividing the stated value of $1,000 by the Conversion Price, which is the lower of:

●	The price implied by a $56,000,000 valuation of the Company (the “Valuation Cap”);

●	75% of the closing price on the date of the Direct Listing;

●	The closing price on the day preceding conversion; or

●	75% of the lowest VWAP during the five trading days preceding conversion, in each case subject to a floor price of $4.00 (the “Floor Price”).

Notwithstanding the foregoing, to the extent conversions are affected when the market price of the Company’s common stock is below the Floor Price, the stated value of the Series A Preferred is proportionally adjusted upward. Any such adjustment equals the product of (a) the difference between the Floor Price and the unadjusted conversion price and (b) the number of shares of common stock issuable upon conversion. This payment compensates holders for the economic shortfall when the floor constraint applies.

A beneficial ownership limitation restricts a holder from converting shares if the conversion would result in ownership of more than 4.99% of the Company’s outstanding common stock, which may be increased up to 9.99% with 61 days’ prior notice.

Liquidation Preference

In the event of liquidation, dissolution, or winding up of the Company, the Series A Preferred participates on an as-converted basis, entitling holders to the same distribution they would have received if their shares had been converted to common stock immediately prior to the liquidation event.

Voting Rights

Except as required by law or as specifically provided in the Certificate, the Series A Preferred does not carry voting rights. However, the affirmative vote of holders of a majority of outstanding Series A Preferred Shares is required for actions that would materially and adversely affect their rights, including amendments to the Certificate or changes to the Company’s Certificate of Incorporation affecting the series.

Anti-Dilution and Adjustment Provisions

●	Stock splits, stock dividends, recapitalizations, and similar events automatically adjust the Conversion Price.

●	Down-round (full-ratchet) anti-dilution protection, whereby the Conversion Price is decreased if the Company issues common stock or common-stock equivalents at a price lower than the then-effective Conversion Price.

●	Distributions: Holders participate in pro rata distributions (cash or stock) on an as-converted basis, without needing to convert their shares.

Series B Convertible Preferred Stock

On July 18, 2025 the Board of Directors of the Company authorized the creation of Series B Convertible Preferred Shares (“Series B Preferred”), par value $ 0.001 per share.

On October 9, 2025, the Company filed with the Secretary of State of Delaware a Certificate of Designation, Preferences and Rights setting forth the terms applicable to an authorized 80,000 shares of Series B preferred.

Conversion Features

Each share of Series B Preferred is convertible into common stock at the option of the holder at any time following the issuance date, subject to certain beneficial-ownership limitations (generally capped at 9.99% of outstanding common stock unless waived with advance notice). The Series B Preferred is convertible into our common stock at a conversion price equal to the lower of (i) the closing price of the stock on the day prior to conversion and (ii) the price per share of our common stock equal to the valuation cap. Conversions are settled through the issuance of shares of common stock calculated using the applicable conversion price.

Liquidation Preference

In the event of liquidation, dissolution, or winding up of the Company, holders of the Series B Preferred are entitled to receive, prior to any distribution to common stockholders, an amount equal to the stated value per share plus any accrued but unpaid amounts, as defined in the Certificate of Designation.

Voting Rights

Except where required by Delaware law or the Certificate of Designation, the Series B Preferred generally does not have voting rights. Holders are entitled to vote only on matters specifically affecting the rights and preferences of the Series B Preferred.

Redemption

The Company may redeem the Series B Preferred at its option, subject to notice requirements and at a cash amount equal to the stated value per share plus any applicable premium defined in the Series B Preferred Certificate of Designation. Proceeds from any permitted redemption must be applied pro-rata among all outstanding Series B Preferred shares.

Stock Based Compensation

Stock based compensation is comprised of 180,866 shares of common stock and 1,730 RSUs issued for services rendered during the nine months ended September 30, 2025, resulting in a change in share capital of $518,355.

Shares and RSUs issued for Services

	Number of shares	Shareholders’ Equity
Common stock issued for professional services	4,446	$12,410
Common stock issued for consulting services	86,420	241,975
Common stock issued for legal services	90,000	252,000
Total issuance of common stock for services for the nine months ended September 30, 2025	180,866	506,385
RSUs issued for services rendered in prior years	1,216	3,970
RSUs issued for services rendered during the nine months ended September 30, 2025	514	8,000
Total issuance of RSU for the nine months ended September 30, 2025	1,730	11,970
Total issuance of common stock and RSUs for the nine months ended September 30, 2025	182,596	$518,355

The price per share of $2.80 is based on a 409a valuation report prepared by a third-party appraisal dated as of May 14, 2025.

For the nine months ended September 30, 2025, the change in additional paid-in capital was $11,970 in respect of RSUs issued for services incurred during the period as well as the issuance of RSUs which were accrued but not yet issued from prior years.

Shares Issued for Financing

	Number of shares	Shareholders’ Equity
Common stock issued for note extension	57,500	80,500
Common stock issued for financing fees	18,082	50,630
Total issuance for financing for the nine months ended September 30, 2025	75,582	$131,130

During the nine months ended September 30, 2025, the Company incurred $80,500 for a note extension, at a fair value of $1.40 per share.

The price per share of $2.80 for the financing fees is based on a 409a valuation report prepared by a third-party appraisal, subsequently completed on May 14, 2025.

Shares for Conversion of Convertible Debenture

	Number of shares	Shareholders’ Equity
Common stock issued for conversion of Convertible Debenture	133,441	$122,331

On January 17, 2025, the holder of its Convertible Debenture converted an aggregate principal amount of $100,000 and accrued interest of $22,331 into 133,441 shares of common stock at a price equal to approximately $0.92 per share.

Issued Warrants

	Number of warrants	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Life
Outstanding at December 31, 2024	-	-	-
Granted	75,000	8.5	4.68
Canceled or expired	-	-	-
Outstanding at September 30, 2025	75,000	$8.5	4.68 years
Exercisable at September 30, 2025	75,000	$8.5	4.68 years
Intrinsic value at September 30, 2025		-

On March 10, 2025, the Company issued a lender a warrant for the purchase of 37,500 shares of common stock at an exercise price of $8.50 per share. The warrants carry a term of 5 years, and are exercisable in whole or in part at any time or times during the exercise period. The warrants were valued at $23,138 using a Black-Scholes pricing model.

On June 1, 2025, the Company issued a lender a warrant for the purchase of 37,500 shares of common stock at an exercise price of $8.50 per share. The warrants carry a term of 5 years, and are exercisable in whole or in part at any time or times during the exercise period. The warrants were valued at $22,125 using a Black-Scholes pricing model.

During the nine months ended September 30, 2025, the Company recorded $45,263 in expenses associated with the vesting of these warrants.

20.	Segment Reporting

The Company has two operating segments:

1) Kirkman, which sells a range of nutraceuticals, supplements and related products; and

2) HT Naturals, which sells a range of hemp-based consumer products.

The Company has a corporate function, which is not an operating segment, and includes expenses related to corporate management and administration, including legal, audit, accounting, tax, SEC reporting, and investor/public relations, among other corporate expenses.

The Company follows ASC 280, Segment Reporting, as amended by ASU 2023-07, which requires entities to report financial and descriptive information about their reportable operating segments. ASC 280-10-50-1 states that an operating segment is a component of a public entity that:

●	Engages in business activities from which it may earn revenues and incur expenses;

●	Has operating results that are regularly reviewed by the Chief Operating Decision Maker (CODM), who is the Company’s Chief Executive Officer, to make decisions about resource allocation and performance assessment; and

●	Has discrete financial information available.

Under ASC 280-10-50-5, a public entity is required to report separately only those operating segments that meet certain quantitative thresholds. However, as specified in ASC 280-10-50-11, if a company’s business activities are managed as a single operating segment and reviewed on a basis, the company may report as a single segment. The Company has determined that it operates as one reportable segment, as its CODM reviews the business as a whole rather than by distinct business components.

Management has evaluated the Hemp and Supplements operating segments under the qualitative aggregation criteria in ASC 280-10-50-11 and determined that:

●	The segments have similar economic characteristics, and

●	They are similar in the nature of products and services, production processes, type of customers, distribution methods, and regulatory environment.

Accordingly, in accordance with ASC 280-10-50-11, the Hemp segment will be aggregated with the Supplements segment into a single reportable segment.

Furthermore, based on the quantitative thresholds in ASC 280-10-50-12 and management’s assessment, only the Kirkman operating segment meets the criteria to be classified as a reportable segment. HT Naturals represents approximately 3% of consolidated revenue and does not meet any of the other quantitative thresholds for disclosure as a separate reportable segment.

Therefore, the Company has two operating segments that were aggregated to one reporting segment because the HT Natural segment is considered immaterial.

Measure of Segment Profit or Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue, net of returns	$1,694,174	$1,395,913	$5,116,963	$4,886,359
Costs of goods sold	715,824	632,194	2,303,752	2,268,986
Gross profit	978,350	763,719	2,813,211	2,617,373
Operating expenses
Sales and marketing	118,876	156,497	462,545	454,714
General and administrative expenses	937,762	825,993	2,616,489	2,256,004
Total operating expenses	1,056,638	982,490	3,079,034	2,710,718
Operating income / (loss)	(78,288)	(218,771)	(265,823)	(93,345)
Interest expense	(155,310)	(69,638)	(321,417)	(189,552)
Other income - ERTC refund	491,801	-	491,801	-
Other income	-	-	112
Interest income	798	328	1,490	1,291
Total other income / (expenses)	337,289	(69,310)	171,986	(188,261)
Net income / (loss) for the periods	$259,001	$(288,081)	$(93,837)	$(281,606)

Significant Segment Expenses

The Company considers the following significant expenses in evaluating its performance:

●	General and administrative, which includes personnel costs, professional fees, and other overhead expenses.

●	Sales and marketing which includes personnel costs and other sales-related expenses.

●	Cost of goods sold, which includes labor costs, material costs and manufacturing overhead costs associated with the production of materials transferred to the customer from the Company’s facility.

Since the Company has only one reportable segment, no additional segment disclosures are required beyond entity-wide disclosures presented below.

Entity-Wide Disclosures

Geographic Revenue Information

For the nine months ended September 30, 2025, and 2024, 93% and 92% respectively of the Company’s net sales were generated in North America.

21.	Revenue, net

This table shows revenue by product type:

	Three Months Ended September 30,
	2025	2024
Nutraceutical (supplements)	$1,673,268	$1,367,964
Hemp derived products	20,906	27,949
Total revenue by product type	$1,694,174	$1,395,913

	Nine Months Ended September 30,
	2025	2024
Nutraceutical (supplements)	$4,996,424	$4,797,884
Hemp derived products	120,539	88,475
Total revenue by product type	$5,116,963	$4,886,359

22.	Concentration

For the three months ended September 30, 2025, sales from two customers represented 33% and 30% for a total of 63% of sales totaling $ 992,419. For the three months ended September 30, 2024, sales from two customers represented 30% and 23% for a total of 53% of sales totaling $684,917.

For the nine months ended September 30, 2025, sales from two customers represented 33% and 27% for a total of 50% of sales totaling $ 2,836,726. For the nine months ended September 30, 2024, sales from two customers represented 29% and 24% for a total of 54% of sales totaling $2,629,706.

As of September 30, 2025, accounts receivable balance from two customer represented 49% of total accounts receivable totaling $42,288. As of December 31, 2024, accounts receivable balance from one customer represented 70% of total accounts receivable, totaling $211,756.

23.	Other Income – ERTC Refund

In September 2025 the Internal Revenue Service issued an Employee Retention Tax Credit (“ERTC”) reimbursement to the Company in the amount of $491,801 which represented reimbursement for expenses incurred during the first half of 2021.

24.	Commitments and Contingencies

The Company has an exclusive license agreement with Trailer Park Boys Incorporated (“TPB”) to market and sell hemp derived products. This license was effective as of July 21, 2021, will expire on December 31, 2025, and has been subject to several amendments (the “TPB License”). Under the TPB License, the Company is obligated to pay TPB a total of minimum cash payments over the life of the TPB License of $725,000, and is obligated to issue to the TPB 14,440 shares of common stock of the Company.

During the nine months ended September 30, 2025, the Company made minimum payments in the amount of $50,000, with total life-to-date payments amounting to $575,000. As of September 30, 2025, the Company has accrued $75,000 for minimum cash payments. The royalty rates under this agreement are between 15% - 30% of the net sales of the Company derived from sales related to the TPB License. The TPB License may be terminated with reasonable cause upon six months written notice or for certain triggering events without recourse or an opportunity to cure.

As of September 30, 2025, the Company was engaged in a contractual dispute with TPB concerning the TPB License. The Company asserts that TPB has not fulfilled certain material obligations under the TPB License and, as a result, disputes the remaining $150,000 minimum cash payments. The Company has not accrued for any legal fees for the disputed amount mentioned above as management believes a loss is not probable at this time in accordance with ASC 450, Contingencies.

25.	Subsequent Events

Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited consolidated financial statements

Listing of Common Shares for Sale on the Nasdaq Capital Market; Private Placement Closing

On November 5, 2025, the Company’s Direct Listing was consummated and its common stock was listed for trading on the Nasdaq Capital Market stock exchange under the ticker symbol “MEHA”.

Advisory Agreement Amendment

Subsequent to the September 30, 2025 and on November 13, 2025, the Company entered into an amendment to its Advisory Agreement with Exchange Listing, LLC (the “Advisor”) (the “November 2025 Amendment”). The original Advisory Agreement was dated April 5, 2022 and amended on January 1, 2024 (the “Advisory Agreement”). In addition to the compensation already provided by the Company to the Advisor, the Company will pay the following amounts for all outstanding obligations under the Advisory Agreement pursuant to the November 2025 Amendment:

(a)	$50,000 payable upon execution of the amendment;

(b)	15,000 shares of the Company’s common stock to be issued on May 5, 2026; and

(c)	200,000 Series C warrants issued on November 10, 2025, and exercisable for a period of 5 years.

The November 2025 Amendment settles all outstanding amounts and modifies certain compensation obligations owed to the Advisor.

Payable for Acquisition

On November 14, 2025, the Company executed a memorandum of understanding with Kirkman in which the Company settled the outstanding balance of $2,212,366. The parties to such memorandum acknowledged that the Company has made all payments due under the APA in accordance with the terms of the most current and active forbearance agreement (Ninth Amended Forbearance Agreement) between the parties.

Further, Kirkman has undertaken to assume the defense for all defendants named in the True Health litigation, as outlined in Part II, Item 1, Legal Proceedings of this Quarterly Report. David Humphrey has reimbursed the Company $59,000 for legal fees and expenses previously incurred by the Company related to the litigation. The Company has relinquished all claims against David Humphrey for any additional legal fees or expenses incurred prior to the effective date in connection with the litigation.

Loan Payable

On November 17, 2025, the Company entered into a release agreement with Emmis Capital II, LLC (“Emmis”) to resolve the outstanding balance of a previously issued convertible note, which had an aggregate principal balance of $234,000 as of the agreement date. Under the terms of the release agreement, the Company agreed to the following upon execution of the release agreement:

●	Cash Payment: The Company will pay Emmis $284,000 which includes $50,000 of extension fees as agreed to with the lender;

●	Common Stock Issuance: The Company will issue 50,000 shares of its common stock to Emmis; and

●	Warrant Issuance: The Company will issue to Emmis an additional 50,000 Series C Warrants, as provided in Exhibit A to the Release Agreement.

In exchange for the payment, shares and warrant, Emmis agreed to irrevocably release all claims related to the previously issued convertible note, and any associated actions, obligations, or liabilities, except for the Company’s obligations to issue and register the securities as described above.

Preferred Shares

On October 9, 2025, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation, Preferences and Rights (the “Certificate”) setting forth the terms applicable to an authorized 100,000 shares of the Series A Convertible Preferred Share, par value equal to $0.001 per share.

1. Conversion Price Determination

Under the Certificate, the Conversion Price is defined as the lower of (a) the price per share based on a $56 million Company valuation or (b) the closing price of the common stock on the trading day immediately preceding the conversion date.

2. Floor Price and Cash Make-Whole Mechanism

The Certificate establishes a Floor Price of $4.00 per common share (adjusted for stock splits and similar events). If, at the time of conversion, the computed Conversion Price would otherwise fall below this floor, the actual Conversion Price is limited to the Floor Price and the Company must pay the holder a cash “Conversion Floor Amount.” Notwithstanding the foregoing, to the extent conversions are affected when the market price of the Company’s common stock is below the Floor Price, the stated value of the Series A Preferred is proportionally adjusted upward.

The Conversion Floor Amount equals the product of (a) the difference between the Floor Price and the unadjusted Conversion Price and (b) the number of shares of common stock issuable upon conversion. This payment compensates holders for the economic shortfall when the floor constraint applies.

On October 9, 2025, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation, Preferences and Rights setting forth the terms applicable to an authorized 80,000 shares Series B Convertible Preferred Shares, par value equal to $0.001 per share.

On November 4, 2025, Functional Brands Inc. completed a private placement to six institutional investors for gross proceeds of $8,000,000, and net of commissions the Company received proceeds of approximately $7,360,000. In exchange the investors were issued a total of 100,000 shares of Series A Preferred and 80,000 shares of Series B Preferred stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. References to “Note” are to the notes included in our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report.

Cautionary note regarding forward looking statements

This report contains forward-looking statements that can involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future”, “goal,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this report may include, but are not limited to, statements about:

○	our goal and strategies;

○	our future business development, financial condition and results of operations;

○	expected changes in our revenue, costs or expenditures;

○	growth of and competition trends in our industry;

○	our expectations regarding demand for, and market acceptance of, our products;

○	our expectations regarding our relationships with investors, institutional funding partners and other parties with whom we collaborate;

○	fluctuations in general economic and business conditions in the markets in which we operate; and

○	relevant government policies and regulations relating to our industry.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate, and financial trends that we believe may affect our business, financial condition, results of operations, and prospects, but these forward-looking statements are not guarantees of future performance or development. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this report, whether as a result of any new information, future events, or otherwise.

There are a number of risks, uncertainties, and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report, including, among others, those factors set forth in the “Risk Factors” section of our Registration Statement on Form S-1, as amended, and may be subsequently updated by information in future annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Forms 8-K, filed with the Securities and Exchange Commission from time to time.

Overview

Our Company operates in the nutraceutical supplement industry. We are a manufacturer and distributor of supplements in categories such as pain, energy, prenatal, general health, bone and joint, gastro, immunity, cardiac, detox, mental clarity and focus, sleep, prenatal and urinary. Our end markets focus on end-consumers through different channels that include pharmacies, U.S. wholesalers, international distributors and direct-to-consumers sales. Our products are sold over-the-counter, and consumers do not need a prescription to purchase our products.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025, to the Three and Nine Months Ended September 30, 2024

	Three Months Ended September 30,		Change
	2025	2024	Amount	Percentage
Statements of Operations
Net revenue	$1,694,174	$1,395,913	$298,261	21%
Cost of goods sold	715,824	632,194	83,630	13%
Gross profit	978,350	763,719	214,631	28%
Sales and marketing expenses	118,876	156,497	(37,621)	(24)%
General and administrative expenses	937,762	825,993	111,769	14%
Operating income / (loss)	(78,288)	(218,771)	140,483	(64)%
Interest expense	(155,310)	(69,638)	(85,672)	123%
Other income	492,599	328	492,271	150083%
Net income / (loss)	$259,001	$(288,081)	$547,082	(190)%

	Nine Months Ended September 30,		Change
	2025	2024	Amount	Percentage
Statements of Operations
Net revenue	$5,116,963	$4,886,359	$230,604	5%
Cost of goods sold	2,303,752	2,268,986	34,766	2%
Gross profit	2,813,211	2,617,373	195,838	7%
Sales and marketing	462,545	454,714	7,831	2%
General and administrative	2,616,489	2,256,004	360,485	16%
Operating income / (loss)	(265,823)	(93,345)	(172,478)	185%
Interest expense	(321,417)	(189,552)	(131,865)	70%
Other income	493,403	1,291	492,112	38119%
Net loss	$(93,837)	$(281,606)	$187,769	-67%

Net revenue

Net revenue for the three months ended September 30, 2025, was $1,694,174 compared to $1,395,913 for the three months ended September 30, 2024, representing an increase of approximately 21%. This increase of $298,261 in net revenue was primarily due to the increase in the demand from our direct to consumer sales channel.

Net revenue for the nine months ended September 30, 2025, was $5,116,963 compared to $4,886,359 for the nine months ended September 30, 2024, representing an increase of approximately 5%. This increase of $230,604 in net revenue was primarily due to the increase in the demand from our direct to consumer sales channel.

Cost of goods sold

Cost of goods sold for the three months ended September 30, 2025 was $715,824, compared to $632,194 for the three months ended September 30, 2024, representing an increase of approximately 13%. This increase of $83,630 in cost of goods sold was primarily due to the increase in revenue.

Cost of goods sold for the nine months ended September 30, 2025 was $2,303,752, compared to $2,268,986 for the nine months ended September 30, 2024, representing an increase of approximately 2%. This increase of $34,766 is primarily due to an increase in revenue, as well as tightening of cost controls while negotiating better terms with vendors.

Gross profit

Gross profit as a percentage of net revenue for the three months ended September 30, 2025 was 57.7%, compared to 54.7% for the three months ended September 30, 2024, representing an increase of 3.0%. The increase was primarily due to increase in revenue.

Gross profit as a percentage of net revenue for the nine months ended September 30, 2025 was 55.0%, compared to $53.6% for the nine months ended September 30, 2024, representing an increase of approximately 1.4%. The increase was primarily due to an increase in revenue as well as tightening cost controls and negotiating better terms with vendors.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2025, was $118,876 compared to $156,497 for the three months ended September 30, 2024, representing a decrease of approximately 24%. This decrease of $37,621 was primarily due to a reduction in costs associated with marketing.

Sales and marketing expenses for the nine months ended September 30, 2025, was $462,545 compared to $454,714 for the nine months ended September 30, 2024, representing an increase of approximately 2%. This increase of $7,831 was primarily due to the Company’s increase of its product advertising campaign.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2025, was $937,762, compared to $825,993 for the three months ended September 30, 2024, representing an increase of approximately 14%. This increase of $111,769 was primarily attributable to an increase in stock-based compensation of $88,500, professional services of $87,000 and a bonus accrual of $105,000 offset by decreases in payroll of approximately $35,500 and $33,900 in office supplies.

General and administrative expenses for the nine months ended September 30, 2025, was $2,616,489 compared to $2,256,004 for the nine months ended September 30, 2024, representing an increase of approximately 16%. This increase of $360,485 was primarily attributed due to an increase stock-based compensation of $598,856, and a bonus accrual of $105,000 offset by decreases in professional services of approximately 202,000 and payroll of $66,000.

Interest expense

Interest expense for the three months ended September 30, 2025 was $155,310, compared to $69,638 for the three months ended September 30, 2024, representing an increase of approximately 123%. This increase of $85,672 in interest expense was primarily the result of increased loans.

Interest expense for the nine months ended September 30, 2025 was $321,417, compared to $189,552 for the nine months ended September 30, 2024, representing an increase of approximately 70%. This increase of $131,865 in interest expense was primarily the result of increased loans.

Other income

Other income for the three months ended September 30, 2025 was $492,599 compared to other income of $328 for the three months ended September 30, 2024. This increase in other income was primarily the result of an Employee Retention Tax Credit (“ERTC”) reimbursement of $491,801 received during the three months ended September 30, 2025.

Other income for the nine months ended September 30, 2025 was $493,403 compared to other expenses of $1,291 for the nine months ended September 30, 2024 This increase in other income was primarily the result of an ERTC reimbursement of $491,801 received during the nine months ended September 30, 2025.

Liquidity and Capital Resources

Sources and Uses of Cash for the nine months ended September 30, 2025 and 2024

The table below, for the periods indicated, provides selected cash flow information:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net cash, provided by (used in) operating activities	$1,478,358	$(54,178)
Net cash used in investing activities	(8,512)	(1,881)
Net cash used in financing activities	(676,164)	(68,206)
Net increase (decrease) in cash	$793,682	$(124,265)

Material cash requirements from known contractual and other obligations:

Excluding debt obligations from ongoing operations, the Company owes $2,227,366 payable for the Kirkman acquisition as of September 30, 2025 (See Note 10, Business Combination). On September 24, 2024, the Company executed a Forbearance Agreement with the former owner of Kirkman. This allows the postponement of principal payment. On the same date, the Company executed a Confession of Judgement in connection with the principal owed. This allowed the seller to enter a judgement against the Company in The Circuit Court of The State of Oregon for the County of Clackamas. On September 30, 2025, the Company executed the ninth amended forbearance agreement.

Use of cash

The change in net cash used in financing activities was primarily the result of the payment for payable acquisition as well as line of credit repayment.

Source of cash

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2025 was $1,478,358, compared to net cash used in operating activities of $54,178 during the nine months ended September 30, 2024, representing an increase of approximately 2,829%. This increase of $1,532,536 in net cash provided by operating activities was primarily attributable to an increase in net income of $187,769 non-cash expenses from stock-based compensation of $598,855, issuance of warrants of $45,263, and issuance of shares to debenture holders of $50,630, and increase in accounts receivable of $321,370 and accounts payable and accrued liabilities of $259,763

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $8,512, compared to net cash used in investing activities of $1,881 during the nine months ended September 30, 2024, representing an increase of approximately 353%. This increase of $6,631 in net cash used in investing activities is attributable to purchase of long-term assets during the period.

Cash Flows from Financing Activities

Cash used in financing activities for the nine months ended September 30, 2025 was $676,164, compared to cash used in financing activities of $68,206 in the nine months ended September 30, 2024, representing an increase of approximately 891% This increase of $607,958 in cash used in financing activities is primarily attributed to an increase in deferred offering costs for the Direct Listing of approximately $572,185, decrease in proceeds from loan payables of $84,723 and a decrease in repayment of loans of $49,124 and decreases in payable for acquisition of $85,001

Sources of cash

On November 4, 2025, Functional Brands Inc. completed a private placement to six institutional investors for gross proceeds of $8,000,000, and net of commissions the Company received proceeds of approximately $7,360,000. In exchange the investors were issued a total of 100,000 Series A preferred shares and 80,000 Series B preferred shares

On April 29, 2025, the Company entered into a loan agreement with a third-party whereby the Company received $100,000. The term of the loan is for 1 year with a 22.95% finance charge.

On March 10, 2025, the Company executed a loan agreement with a related party in the amount of $225,000, with an annual interest rate of 18% and a due date of March 7, 2029.

During the year ended December 31, 2024 the Company entered into multiple lines of credit agreements with third parties to finance invoices to satisfy multiple vendors of which the following agreements are to be repaid during the year ended December 31, 2025.

On June 18, 2024, the Company executed a loan agreement with a lender in the amount of $150,000. The payment terms are 12.5% OID, initial principal amount consisting of a $150,000 loan plus $21,500 OID totaling $171,500. In addition, the loan required the Company to issue 37,500 warrants with anti-dilution protection as well as an equity interest in the amount of 2,045 shares of the Company’s stock with reverse split protection through the Senior Exchange Listing. Loan is to mature the earlier of six months from execution, completion of a senior exchange listing of the Company or as mutually agreed, with an interest rate of the higher of 12% or WSJ Prime plus 4% guaranteed.

On March 11, 2024, the Company executed a loan agreement with a related party in the amount of $130,000, with an annual interest rate of 20% and a due date of March 11, 2031.

On January 20, 2023, the Company entered a line of credit agreement with a third-party whereby the Company received $300,000. The terms of the loan were for one year, with a 27% contract interest rate. On January 22, 2024, the loan was settled in full, at which point the security interest was released by the lender.

On July 14, 2023, the Company entered into an additional line of credit agreement with a third-party whereby the Company received $100,000. The terms of the loan were for 42 weeks, with a 5% contract interest rate. On July 7, 2024, the loan was settled in full, at which point the security interest was released by the lender.

In December 2023, the Company entered into a short-term debt facility with a former related party, an officer and director of the parent company, Hemptown Organics Corp., whereby the Company received $247,634. The loan is non-interest-bearing and remains outstanding as at September 30, 2025.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations is based on our unaudited consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain amounts included in or affecting the unaudited consolidated financial statements presented in this Form 10-Q and related disclosure must be estimated, requiring management to make assumptions with respect to values or conditions which cannot be known with certainty at the time the unaudited consolidated financial statements are prepared. Management believes that the accounting policies set forth below comprise the most important “critical accounting policies” for the Company. A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results of operations and that involves difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates such policies on an ongoing basis, based upon historical results and experience, consultation with experts and other methods that management considers reasonable in the particular circumstances under which the judgments and estimates are made, as well as management’s forecasts as to the manner in which such circumstances may change in the future.

The judgements made in applying accounting policies that have the most significant effect on the amounts recognized in the consolidated financial statements include:

●	Obsolescence of inventories;

●	Recoverability of the carrying value of long-lived assets including property and equipment, and intangible assets;

●	Recoverability of carrying value of goodwill;

●	Discount rate used to calculate present value of future minimum lease payments for right-of-use asset and liabilities;

●	Recognition and measurement of provisions and contingencies; and

●	Valuation of deferred income tax assets.

Inventories, net

The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions, including forecasted demand compared to quantities on hand, as well as other factors such as potential excess or aged inventories based on product shelf life, and other factors that affect inventory obsolescence. As of September 30, 2025, the allowance for inventory obsolescence increased by $12,895 resulting in a reserve of $77,722. As of December 31, 2024 the inventory reserve was $64,827.

Long-Lived Assets

Long-lived assets consist primarily of property and equipment. Long-lived assets are tested for impairment when events and circumstances indicate the assets might be impaired by first comparing the estimated future undiscounted cash flows of the asset or asset group to the carrying value. If the carrying value exceeds the estimated future undiscounted cash flows, an impairment loss is recognized based on the amount that the carrying value exceeds the fair value of the asset or asset group. The Company did not recognize impairment losses during the nine months ended September 30, 2025, and 2024.

Fair value of financial instruments

The Company determines the fair value of financial assets and liabilities using the fair value hierarchy established in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The hierarchy describes three levels of inputs that may be used to measure fair value, as follows:

●	Level 1 — Observable inputs, such as quoted prices in active markets for identical assets and liabilities.

●	Level 2 — Observable inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Application within the Company’s Financial Statements

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities, related-party loans, line of credit, government loans, loans payable, convertible debentures (prior to conversion), and warrants issued in connection with financing arrangements. Management believes that, unless otherwise noted, the carrying amounts of these instruments approximate their fair values due to their short-term nature or because they bear interest at market rates.

The following items required fair value measurement or valuation analysis during the periods presented:

●	Convertible Debenture

●	Warrants Issued in Financing Transactions

●	Equity Instruments Issued for Services and Financing

●	Business Combination and Intangible Assets (Historical)

●	Financial Instruments Carried at Amortized Cost

During the nine months ended September 30, 2025, the Company primarily applied fair value measurement to equity-linked financing instruments (warrants and stock issued for services), and historically, to convertible debt and business combination accounting. The majority of the Company’s remaining financial instruments are short-term or bear market-rate interest and therefore approximate fair value.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the title and position of the chief operating decision maker (“CODM”). The new standard also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. The Company adopted ASU 2023-07 effective December 31, 2024 on a retrospective basis.

Income taxes

The Company must exercise judgment in determining the provision for income taxes. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The Company recognizes liabilities and contingencies for expected tax audit issues based on the Company’s current understanding of the tax law. For matters where it is probable that an adjustment will be made, the Company records its best estimate of the tax liability including the related interest and penalties in the current tax provision.

In addition, the Company recognizes deferred tax assets relating to tax losses carried forward to the extent there are sufficient taxable temporary differences (deferred tax liabilities) relating to the same taxation authority and the same taxable entity against which the unused tax losses can be utilized. However, utilization of the tax losses also depends on the ability of the taxable entity to satisfy certain tests at the time the losses are recouped.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company,” as defined in the Jump Start Our Business Startups Act of 2012 (“JOBS Act”). As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies, and we have elected to take advantage of those exemptions. For so long as we remain an emerging growth company, we will not be required to:

●	have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	submit certain executive compensation matters to Member advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding Member vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding Member vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or

●	disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. We have elected to take advantage of the extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to subsequently elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

We will remain an emerging growth company for up to the last day of the fiscal year following the fifth anniversary of our Direct Listing, or until the earliest of: (i) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (ii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iii) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.

We do not believe that being an emerging growth company will have a significant impact on our business. Also, even once we are no longer an emerging growth company, we still may not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act unless we meet the definition of a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of this offering is less than $700 million and our annual revenue was less our annual revenue is less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company after this offering if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million.

If we are a smaller reporting company at the time we cease to be an EGC, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to EGCs, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and as a result are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the existence of the material weaknesses in the Company’s internal control over financial reporting.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of September 30, 2025 were not effective, and notwithstanding material weaknesses in our internal control over financial reporting, management believes that the unaudited consolidated financial statements and related financial information included in this Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be party to litigation arising in the ordinary course of business. As of September 30, 2025, other than those noted below, we are not subject to any material legal proceedings nor, to the best of our knowledge, are any material legal proceedings threatened against us.

True Health Medical Center vs. Kirkman Group

On May 25, 2021, True Health Medical Center, S.C. (“True Health”) amended an existing complaint against Kirkman Group, Inc. (“Kirkman”), James Hall and David Humphrey to assert claims against HTO Nevada, Inc. and HTO Holdings, Inc. (collectively, HTO Nevada, Inc. and HTO Holdings, Inc. are referred to as the “HTO Parties”). Kirkman is the seller of certain assets to the HTO Parties and is a separate legal entity.

Affiliates of the HTO Parties were first named in the lawsuit on September 23, 2020. The case is pending in the Circuit Court for the Eighteenth Judicial Circuit, DuPage County, Illinois. Kirkman had terminated a royalty agreement prior to selling its assets to the HTO Parties but the royalty agreement has a provision that allows True Health to continue to receive royalties after the termination of the agreement. True Health claims that Kirkman underpaid the royalties due to True Health prior to the sale of assets to the HTO Parties. There is no dispute that Kirkman stopped paying royalties to True Health around the time it terminated the agreement and that the HTO Parties have never paid royalties to True Health. True Health contends that as the purchaser of certain Kirkman assets, the HTO Parties should be bound by the terms of the royalty agreement.

There is no certain amount at this time in connection with the alleged in the damages claim against the HTO Parties. It is not possible to predict the outcome of this proceeding at this time. True Health has filed a motion for summary judgment that addresses its claims against Kirkman but does not address any claim against the HTO Parties. Regardless of how the court rules on summary judgment, there will be remaining claims in the case, and it is likely that additional discovery will be conducted. No trial date has been scheduled at this time. Kirkman Group has recently filed a motion for leave to amend its counterclaims against True Health. None of these proposed counterclaims are alleged against HTO Nevada. However, if the Court permits the amended counterclaims to be filed, it is possible that additional discovery will be needed on the amended counterclaims. As of the date of the filing of this Report the court has not set a trial date.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

On July 22, 2025 the Company agreed that pursuant to separate Stock Purchase Agreements with six accredited institutional investors, upon satisfaction of standard closing conditions and the closing of the Direct Listing, to issue to such investors in the aggregate 100,000 shares of Series A Preferred stock and 80,000 shares of Series B Preferred stock in a private placement transaction. Such preferred stock is convertible into shares of common stock as described in Note 19, Common Stock and Preferred Stock, above. Thirteen million shares of our common stock were registered under the Securities Act of 1933, as amended, to cover conversions of such preferred stock pursuant to the Company’s Registration Statement on Form S-1, No 333-284180.

On November 5, 2025, the Company closed the private placement of its Series A and Series B Convertible Preferred Stock for gross proceeds of $8,000,000, and net of commissions the Company received proceeds of approximately $7,360,000. In exchange, the investors were issued in the aggregate 100,000 shares of Series A Preferred and 80,000 shares of Series B Preferred stock. The Company used such proceeds to pay outstanding amounts under the APA and for general corporate purposes.

As of December 11, 2025, 46,679 shares of the Series B Preferred has been converted into 8,805,746 shares of our common stock. The remaining aggregate stated value of the Series B Preferred as of December 11, 2025 was $3,332,100.

(b)	Not applicable.

(c)	Issuer purchases of equity securities: None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Adoption or Termination of Rule 10b5-1 or non-Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

EXHIBIT INDEX

Exhibit No.	Description
3.1	Form (Revised) of Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Share (incorporated by reference to Exhibit 3.8 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025)

3.2	Form (Revised) of Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Share (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025)

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025)

10.2	Form of Amendment to Securities Purchase Agreement (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025)

10.3	Escrow Agreement, dated August 6, 2025 (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025)

10.4	Eighth Amended Forbearance (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025)

10.5	Ninth Amended Forbearance (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025)

10.6	Marketing Services Agreement, dated July 23, 2025, between the Company and Outside The Box Capital Inc. (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Functional Brands Inc.

Date: December 15, 2025	By:	/s/ Eric Gripentrog
	Name:	Eric Gripentrog
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 15, 2025	By:	/s/ Tariq Rahim
	Name:	Tariq Rahim
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)