Form 10-K
period 2025-12-31
Functional Brands Inc.
filed 2026-03-27
CIK 1837254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such commons stock on the Nasdaq, as of December 31, 2025 was $3,538,920.

The number of shares of registrant’s common stock outstanding as of March 24, 2026: 20,796,504.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FUNCTIONAL BRANDS INC.

FORM 10-K

December 31, 2025

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that are based on our management’s beliefs, expectations, and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. The forward-looking statements are contained in, but not limited to, the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our goal and strategies;

●	our future business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth of and competition trends in our industry;

●	our expectations regarding demand for, and market acceptance of, our products;

●	our expectations regarding our relationships with investors, institutional funding partners and other parties with whom we collaborate;

●	fluctuations in general economic and business conditions in the markets in which we operate; and

●	relevant government policies and regulations relating to our industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the heading “Risk Factors” and elsewhere in this annual report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

The forward-looking statements made in this annual report relate only to events or information as of the date on which the statements are made in this annual report. Although we will become a public company after this offering and have ongoing disclosure obligations under United States federal securities laws, except as required by applicable law, we do not intend to update or otherwise revise the forward-looking statements in this annual report, whether as a result of new information, future events or otherwise.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

We use various trademarks, trade names and service marks in our business, including “Biofilm Defense,” “Flura,” “Isogest;” “HempTown,” “Nu-Thera,” “HT Naturals,” “HempTown Naturals,” “Ultra Tested,” “Functional Brands,” and “Kirkman,” among others. For convenience, we may not include the SM, ® or ™ symbols, but such omission is not meant to indicate that we would not protect our intellectual property rights to the fullest extent allowed by law. Any other trademarks, trade names or service marks referred to in this annual report are the property of their respective owners.

ii

PART I

Item 1. Business.

Overview

Our company operates in the nutraceutical supplement industry. We are a manufacturer and distributor of supplements in categories such as pain, energy, prenatal, general health, bone and joint, gastro, immunity, cardiac, detox, mental clarity & focus, sleep, prenatal and urinary. Our end markets focus on end-consumers through different channels that include pharmacies, US wholesalers, international distributors and direct-to-consumers sales. Our products are sold over the counter, and consumers do not need a prescription to purchase our products. Our products are not approved by the FDA. Our principal business is the production, marketing, sales, and distribution of nutraceutical products through our Kirkman division. We ship our Kirkman products to throughout the United States and to 35 countries. Previously we sold hemp derived products under the Hemptown brand in certain states within the United States that permitted such sales, however, we have discontinued that product line.

Functional Brands Inc. was organized under the General Corporation Law in the State of Delaware on November 19, 2020, under the name HT Naturals Inc. HT Naturals Inc. changed its name to Functional Brands Inc. on March 23, 2023.

On July 3, 2019, HTO Holdings Inc. (“HTO Holdings”) a wholly owned subsidiary of HOC and the owner of all issued and outstanding stock of HTO Nevada, entered into an asset purchase agreement for assets of Kirkman Group Inc. a Nevada corporation, Kirkman Laboratories Inc., an Oregon corporation and Kirkman Group International, Inc. a Nevada corporation (collectively “Kirkman”) for a consideration equal to $5 million with payout in a business combination of cash and deferred consideration. The terms of the purchase agreement, as amended, were fully satisfied in November, 2025, and no further obligations to Kirkman remain.

As part of our restructuring initiatives, HTO Nevada, which was previously owned by HTO Holdings, was acquired by Functional Brands on May 19, 2023. This acquisition took place through a share exchange agreement involving HOC, HTO Holdings, and Functional Brands. This exchange resulted in HTO Nevada becoming a wholly-owned subsidiary of Functional Brands.

On July 22, 2025 we entered into Securities Purchase Agreements (each as amended, the “Securities Purchase Agreement”), and on November 5, 2025 we completed the sale in the aggregate 100,000 shares of our Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred”), with a stated value of $10,000,000, for aggregate gross proceeds of $8,000,000, before deducting placement agent fees and other offering related expenses (the “Private Placement”), together with, as a bonus, 80,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred’), with a stated value of $8,000,000.

On November 5, 2025, the Company completed the direct listing of shares of its common stock, par value $0.00001 per share, on the Nasdaq Stock Market LLC under the symbol “MEHA”.

Following the consummation of the direct listing, the holders of the Series A Preferred were entitled commencing on December 19, 2025 to convert such preferred stock into common stock at a price per share equal to the lowest of: (i) the price per share equal to a valuation of $56,000,000 (the “Valuation Cap”), (ii) 75% of the closing price of the common stock on the date of the direct listing, (iii) the closing price of the common stock on the day prior to any conversion; and (iv) a 25% discount to the lowest five (5) day volume weighted average price of the common stock prior to any such conversion, subject to a conversion floor price of $4.00 per share. The Series B Preferred is convertible into our common stock at any time at a conversion price equal to the lower of (i) the closing price of the stock on the day prior to conversion and (ii) the price per share of our common stock equal to the Valuation Cap.

For so long as the Series A Preferred remains outstanding, we are required to pay a cash dividend, monthly in arrears from the date of funding, at a rate of 5% per annum for months one through six, 10% per annum for months seven through twelve, 15% per annum for months thirteen through eighteen, and an additional 3% per month thereafter. The dividend may, at the investor’s option, be paid in common stock at the then applicable conversion price. For as long as the Series B Preferred is outstanding, if we raise additional capital, the holders of Series B Preferred may require us to use up to 25% of the proceeds from any financing to pay, in cash, a portion of any unconverted Series B Preferred. We are also required to offer this redemption opportunity to each holder of the Series B Preferred within one (1) business day from the closing of such financing, and such holder shall have one (1) business day to respond to us of its intention to redeem.

 The foregoing summaries of the Securities Purchase Agreement and the rights and privileges of the Preferred Stock do not purport to be complete and are qualified in their entirety by reference to the Exhibits filed with our Current Report on Form 8-K filed with the SEC on November 6, 2025.

Recent Developments

Nasdaq Deficiency Letter

On December 30, 2025, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

The Nasdaq deficiency letter has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The Nasdaq Capital Market under the symbol “MEHA” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A) the Company has a compliance period of 180 calendar days, or until June 29, 2026, in which to regain compliance with the minimum bid price requirement. If the Company evidences a closing bid price of at least $1 per share for a minimum of 10 consecutive business days during the 180-day compliance period, the Company will automatically regain compliance. In the event the Company does not regain compliance with the $1.00 bid price requirement by June 29, 2026, the Company may be eligible for consideration of a second 180-day compliance period if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq’s Capital Market, other than the minimum bid price requirement. In addition, the Company would also be required to notify Nasdaq of its intent to cure the minimum bid price deficiency.

If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period (or the second compliance period, if applicable), the Company’s common stock will become subject to delisting. In the event that the Company receives notice that its common stock is being delisted, the Nasdaq listing rules permit the Company to appeal a delisting determination by the Staff to a hearings panel.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

Partial Repurchase of Series A Preferred

On December 30, 2025, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (the “SPA”) with Helena Global Investment Opportunities 1 Ltd. (the “Seller”), pursuant to which the Company agreed to purchase from the Seller, and the Seller agreed to sell to the Company, all of the Seller’s shares of the Series A Preferred Stock, consisting of 12,022 shares (the “Purchase”).

The purchase price for the Purchase was $15.00 per share or an aggregate of $180,330, which the Company funded from its available working capital. The Purchase closed on December 31, 2025 (the “Closing”), upon the satisfaction of customary closing conditions set forth in the SPA, including delivery of the shares. The SPA included customary representations and warranties and covenants.

The foregoing description of the SPA does not purport to be complete and is qualified in its entirety by reference to the SPA, a copy of which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on January 5, 2026.

On February 5, 2026, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (the “SPA”) with Evergreen Capital Management LLC (the “Seller”), pursuant to which the Company agreed to purchase from the Seller, and the Seller agreed to sell to the Company, all of the Seller’s shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred”), consisting of 12,445 shares (the “Purchase”).

The purchase price for the Purchase was $50.00 per share or an aggregate of $622,250, which the Company funded from its available working capital. The Purchase closed on February 6, 2026 (the “Closing”), upon the satisfaction of customary closing conditions set forth in the SPA, including delivery of the shares. The SPA includes customary representations and warranties and covenants.

The foregoing description of the SPA does not purport to be complete and is qualified in its entirety by reference to the form of the SPA, a copy of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2026.

After the Closing, the shares of Series A Preferred so purchased by the Company were cancelled in accordance with the Company’s organizational documents and applicable law, and the Company caused the appropriate entries to be made in its books and records.

Bylaw Amendment

On February 1, 2026, the Company’s board of directors approved and adopted an amendment (the “Amendment”) to the Company’s bylaws (the “Bylaws”) which reduces the number of shares required to constitute a quorum at a stockholders meeting of the holders of shares of the outstanding capital stock of the Company to provide that stockholders holding thirty-three and four-tenths percent (33.4%) of the Company’s outstanding capital stock entitled to vote at such meeting shall constitute a quorum (Section 2.7 of the Bylaws).

Prior to the Amendment to the quorum requirements of the Bylaws as discussed above, the presence, in person or by proxy, of the holders of a majority of the outstanding capital stock entitled to vote at the meeting would constitute a quorum for the transaction of business at such meeting. The change to the quorum requirement for stockholder meetings was made to improve the Company’s ability to hold stockholder meetings when called.

The foregoing description of the Amendment to the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which was attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2026.

Exchange of Series A and B Convertible Preferred Stock

On March 9, 2026, the Company entered into an Exchange and Amendment Agreement with certain investors, pursuant to which such investors exchanged all of their outstanding shares of the Company’s Series A and Series B Convertible Preferred Stock for a combination of newly issued Series C Convertible Preferred Stock, cash, senior secured convertible promissory notes and shares of the Company’s common stock. For purposes of the exchange, the remaining stated value of the Series A Convertible Preferred Stock was valued at 80% of stated value and the Series B Convertible Preferred Stock at 100%, resulting in an aggregate assigned value of approximately $8.38 million.

The Series C Convertible Preferred Stock has a stated value of $1,000 per share and is convertible into shares of the Company’s common stock at fixed conversion prices of $0.30, $0.35 and $0.41 per share, applied to 50%, 25% and 25% of the stated value, respectively, subject to customary anti-dilution adjustments and beneficial ownership limitations. The Series C Convertible Preferred Stock does not accrue dividends unless an event of default occurs under the governing documents.

The senior secured convertible promissory notes bear interest at 12% per annum, matures 17 months from issuance and begins amortizing in equal monthly installments beginning one year after issuance. The notes are convertible into shares of the Company’s common stock at a price equal to 120% of the closing price of the Company’s common stock immediately prior to the exchange date, subject to certain adjustments. The notes are secured by a pledge and security agreement granting the Investors a first-priority security interest in substantially all of the Company’s assets.

The foregoing descriptions of the exchange, the Series C Convertible Preferred Stock and the senior secured convertible promissory notes do not purport to be complete and are qualified in their entirety by reference to the Exhibits filed with the Company’s Current report on Form 8-K filed with the SEC on March 13, 2026.

Discontinuance of Hemp Products

Subsequent to December 31, 2025 the Company determined it to be in the best interest of the Company and its stockholders that we discontinue all lines of business related to hemp or that contain CBD products or its derivatives.

Tru2u.Health Launch

In February 2026, we launched Tru2u.health, a new digitally native health platform that expands the Company’s strategic footprint from traditional dietary supplement manufacturing into integrated supported wellness services. The platform represents an extension of the Company’s operations, designed to support sustainable, recurring revenue models and broaden consumer engagement in the fast-growing digital health market.

Our Products

Kirkman Brand

Our “Kirkman” brand products are manufactured in our FDA registered, cGMP certified facility in Lake Oswego, Oregon. Established in 1949, Kirkman specializes in manufacturing nutritional supplements and is one of the oldest companies dedicated to serving the special needs community.

Our Kirkman brand offers more than 150 products, including probiotics, enzymes, vitamins, multivitamins, amino acids, antioxidants, immune support, essential fatty acids, preconception, prenatal supplements, personal care products and other specialty products. Kirkman treats patients with autism spectrum disorders and special dietary needs through an established network of over 2,000 doctors in over 40 countries. Our Kirkman brand operates in 95% of the major subsegments in the supplement industry. Kirkman has a long-standing loyal customer and consumer base due to the rigorous testing of products in compliance with FDA requirements.

Our products under the Kirkman brand include, but are not limited to, the following:

●	Supplements for Autism;	●	Essential Fatty Acids;
●	Oxytocin;	●	Vitamin B12;
●	Vitamin B6 and Magnesium;	●	Glutathione;
●	Melatonin;	●	Amino Acids;
●	Probiotics;	●	Multivitamins and Minerals; and
●	Digestive Enzymes;	●	Antioxidants.

Our products under the Kirkman brand are focused on:

Digestive enzymes: Over the counter oral digestive enzyme supplements are a combination of proteases, which aid protein digestion; lipases, which aid in fat digestion; and amylases, which aid in carbohydrate digestion. These may be prescribed by a doctor in some cases, when the pancreas does not make enough digestive enzymes on its own. People are increasingly taking over the counter (“OTC”) digestive enzymes in lower doses to support general gut health.

Essential fatty acids: Also called omega-3 fatty acids, essential fatty acids are important digestive chemicals that the body cannot make on its own.

P2i (prenatal) Brand

We launched a certified prenatal vitamin in April 2024 for expectant mothers under the ‘P2i by Kirkman’ brand. These vitamins have been specially formulated by our company to provide essential nutrients for both the mother and the developing fetus. The International Federation of Gynecology and Obstetrics (“FIGO”) published a position statement about toxic chemicals and environmental contaminants in prenatal vitamins. FIGO’s recommendation from the October 2023 position statement highlights that patients should only consume, and clinicians should only prescribe, vitamins and supplements that have been independently assessed to make certain they do not contain contaminants. Manufacturers should be held to a standard of production that assures safety and minimizes contaminants and certification of all prenatal vitamins becomes the standard of care. The FIGO Committee report on Climate Change and Toxic Environmental Exposures brought together global scientists to review reputable reference sources for chemicals that have the potential to impact maternal and newborn health, including the USA Environmental Protection Agency, the European Union, and the California EPA. The group of experts recommended several approaches, including:

●	Establishing a list of toxic chemicals and contaminants that should be screened for in prenatal vitamins and reduced to de minimis levels; and

●	Conducting assays of existing vitamins to assess ongoing risk to maternal and newborn health. This work can extend to personal exposure risk by offering women testing for the presence of potentially toxic environmental chemicals. Mass spectrometry currently offers the most comprehensive measurement.

This first publication of a list of toxic chemicals and contaminants represents the most comprehensive testing available at present but does not purport to identify or eliminate all potential sources of toxicity.

We are currently the only certified prenatal vitamin in the market that aligns to the FIGO position statement. We have formulated and produced a prenatal vitamin called P2i by Kirkman. There are approximately 3.6 million pregnancies alone in the United States (https://www.cdc.gov/nchs/fastats/births.htm) and the initial market focus for this product will be the United States with the expectation to expand globally since FIGO’s position statement reaches all countries.

The P2i by Kirkman prenatal vitamin has been certified by The FORUM, a nonprofit 501(c)(3) organization dedicated to promoting low-toxicity standards for prenatal healthy products. The FORUM operates under a Memorandum of Understanding (MOU) with FIGO, a globally recognized organization of obstetricians and gynecologists. This MOU establishes a shared objective to reduce environmental toxicity in prenatal products.

The certification process involves rigorous testing and evaluation to ensure compliance with The FORUM’s low-toxicity standards, which align with FIGO’s objectives for maternal and fetal health. These standards include:

●	Analysis of 24 heavy metals, ensuring levels are below stringent safety thresholds;

●	Testing for the presence of 120 toxic chemicals, such as pesticides and endocrine disruptors, with strict limits to prevent potential harm; and

●	Utilization of ISO 17025-accredited laboratories for all testing to ensure reliability and reproducibility of results.

Purity Labs, an ISO 17025-accredited laboratory, as directed by The FORUM, conducted testing, which confirmed the product’s compliance with The FORUM’s criteria. Based on this testing, The FORUM issued its certification, indicating that Kirkman’s prenatal vitamin meets its standards for low toxicity and safety.

Tru2u.Health

The Company has launched a health & wellness platform that includes the marketing of supplements and an outsourced partnership with CareValidate. There are currently 10 supplements utilizing existing formulations that will be sold under the Tru2u brand. The supplements are the following:

●	Multi Vitamin	●	Biotin
●	B Complex	●	Magnesium / Melatonin
●	Vitamin D	●	Co10
●	L-Theanine	●	Phosphatidylserine
●	Bone Support	●	Vitamin C

www.Tru2u.health is a consumer-facing telehealth and wellness platform that combines board-certified clinical support with personalized treatment plans, medication-based therapies, and the Company’s existing portfolio of science-backed nutraceutical products. The platform is structured to onboard patients nationwide in compliance with applicable state telehealth and prescribing regulation.

The platform’s core service components include:

●	Board-Certified Telehealth Support: Virtual clinical consultations and ongoing medical oversight provided by licensed physicians experienced in weight-management and metabolic health.

●	Medication-Based Wellness Protocols: Clinically guided GLP-1 weight management programs and other peptide-based treatment protocols offered under physician supervision where appropriate.

●	Clean Supplement Integration: Access to the Company’s premium, science-based nutritional supplement products as part of comprehensive treatment and wellness plans.

Tru2u.health will provide personalized plans based on the consumer needs, with an emphasis on convenience, regulatory compliance, and transparency. The platform’s go-to-market strategy includes digital acquisition and awareness initiatives supported by external influencers with substantial combined audience reach to drive national awareness and consumer engagement.

The launch of www.Tru2u.health aligns with broader consumer trends toward integrated, digitally delivered health solutions that combine clinical oversight with convenient access to therapeutic and supplemental products. The platform is intended to augment the Company’s existing direct-to-consumer channels, strengthen its recurring revenue streams, and extend its competitive positioning within the evolving health and wellness ecosystem.

To facilitate the telehealth and wellness protocols within the wellness platform, we have entered into a commercial services agreement with CareValidate. CareValidate delivers HIPAA-compliant digital workflows and automated care coordination that support the entire patient journey — from eligibility and intake through scheduling, medication routing, lab orders, and follow-up communications — helping reduce administrative burden, improve accuracy, and enhance the patient experience. CareValidate’s solutions are built to support regulated healthcare use cases while delivering a consistent, secure, and compliant digital experience for both providers and patients

Competitive Strengths

The Kirkman brand has been in business for over 70+ years with a loyal and repeat consumer base. We believe that this loyalty is a direct response to our high purity and quality standards that we maintain. As a result:

●	We source all materials from high quality suppliers.

●	We test finished goods in certified laboratories with state-of-the-art equipment and manufacture our supplements in US-based cGMP certified and FDA Selling facility located in Lake Oswego, Oregon.

●	The FDA requires that we conduct at least one appropriate test or examination to verify and identify any component that is a dietary ingredient.

●	We conduct ingredient testing by verifying the identity through ISO certified 3rd party laboratories.

●	We test for the presence of residual solvents and pesticides (where applicable) of up to 24 heavy metals and microbial contamination that could lead to illness or death. Microbial tests can include, but are not limited to, aerobic plate count, yeast & mold, coliforms, E. coli, pseudomonas, staphylococcus aureus, bile tolerant gram negative, salmonella, aflatoxins and listeria.

●	Heavy metals testing includes beryllium, aluminum, vanadium, chromium, manganese, cobalt, nickel, copper, zinc, arsenic, selenium, molybdenum, palladium, silver, cadmium, tin, antimony, barium, tungsten, platinum, thallium, lead, uranium and mercury.

●	For incoming raw ingredients, we ID using a variety of methods. The FDA requires that a finished batch of the dietary supplement meets product specifications for identity, purity, strength, composition, and for limits on those types of contamination that may adulterate or that may lead to adulteration of the finished batch of the dietary supplement. This can be conducted for a subset of finished dietary supplement batches through a sound statistical sampling plan (or for every finished batch). For our business, we test every batch of products to ensure heavy metals are below California’s Pop 65 limits. In addition, every batch is tested for microbial contamination.

The Kirkman brand’s 70+ year history in the industry, along with our rigorous material testing, allows Kirkman to use statistical sampling to ensure the identity, purity and strength of each product is met. Our formulations use proprietary blends. The FDA does not require any testing on dietary supplements whereas we test for approximately 90 metals and toxins in our raw materials.

Industry

According to Grand View Research, the Global Nutritional Supplements Market is valued at approximately $517.09B in 2025 and is expected to expand at a compound annual growth rate (CAGR) of 6.6% from 2026 to 2033. Market growth is driven by rising health awareness, increasing demand for preventive healthcare, and growing adoption of functional foods and dietary supplements across all age groups.

According to Grand View Research projections U.S. Nutritional Supplements Market is valued at approximately $112.6 billion in 2024 and is expected to expand at a compound annual growth rate (CAGR) of 4.9% from 2025 to 2030. The growing awareness and prioritization of health and wellness among consumers fuels the demand for nutritional supplements. This includes approaching proactive ways such as improving their well-being, which leads to purchasing supplements that address nutritional deficiencies and obesity and enhance immunity, energy levels, and mental health.  E-commerce has become a significant distribution channel, allowing consumers easier access to a wide range of products. Therefore, the market is poised for substantial expansion as consumer awareness of health and preventive care continues to rise.

*	Source: Grand View Research

According to Grand View Research, the U.S. Dietary Supplement Market is valued at approximately $68.7 billion in 2025 and is expected to expand at a compound annual growth rate (CAGR) of 5.7% from 2024 to 2030. The market is primarily driven by rising health consciousness, an aging population, an increasing prevalence of lifestyle-related conditions, and a growing focus on preventive healthcare. Consumers are proactively seeking ways to boost immunity, improve mental well-being, manage stress, and support overall health, especially after the COVID-19 pandemic. In addition, the popularity of fitness and wellness culture, coupled with greater access to health information through digital platforms, has empowered individuals to take control of their nutritional needs. The expansion of e-commerce, advancements in personalized nutrition, and the availability of innovative product formats like gummies and functional beverages have further fueled market growth.

Nutraceuticals are active components that offer various health benefits. Owing to their safety profile, nutritional benefits, and therapeutic effects, nutraceutical products have gained recognition across the globe. They are known to provide nutrition, support therapy for treatment, prevent a wide range of diseases, and reduce side effects caused by cancer radiotherapy and chemotherapy.

According to Grand View Research, the global prenatal vitamin supplement market was valued at USD 542.8 million in 2023 and is projected to grow at a CAGR of 8.5% from 2024 to 2030. Increasing awareness about healthy eating habits and proper medication among pregnant women is the major factor driving the market. The overweight and sedentary lifestyle of pregnant women increases the deficiency of minerals and vitamins. In addition, malnutrition in infants, increasing incidence of other congenital disabilities, and increasing awareness about the benefits of prenatal supplements are some of the factors driving the market. The U.S. prenatal vitamin supplements market has been identified as a potentially lucrative market. Strong endorsements and guidelines from healthcare providers such as the CDC and ACOG bolster confidence in the efficacy and necessity of prenatal vitamins among expectant mothers, driving widespread adoption and market growth in the U.S. According to the American College of Obstetricians and Gynecologists (ACOG), during pregnancy, essential nutrients such as iron, folic acid, choline, calcium, omega-3 fatty acids, vitamin D, B vitamins, and vitamin C are crucial for fetal development and maternal health. A balanced diet rich in sources such as leafy greens, dairy, lean meats, fortified foods, and a prenatal vitamin containing folic acid ensures adequate intake to support both mother and baby’s needs.

Growth Strategy

We aim to be a leader in the nutraceutical space by manufacturing products held to the highest standard of quality in terms of toxins, metals, and other impurities. Our goal is to build a well-rounded portfolio of products including mushroom-based supplements which are specially formulated to support a broad range of everyday health needs. These products are intended to include functional blends and single-ingredient offerings featuring clinically relevant mushroom species—such as lion’s mane, reishi, cordyceps, chaga, and turkey tail—positioned across key consumer segments including daily wellness, prenatal support, athletic performance, and recovery, among others. We plan to do this by:

●	Strengthening our existing 70-year-old Kirkman brand with its established base of consumers in the autism community by curating our product mix to cater to their specific needs;

●	Investing heavily into our sales and marketing activities as well as business development, such as Tru2u.health, in order to increase sales and distribution;

●	Launching multiple brands, broad as well as niche, including P2i by Kirkman which is the only certified prenatal vitamin supporting FIGO’s October 2023 position statement, to allow us to increase our market share;

●	Modernizing our manufacturing capabilities by reorganizing the space and introducing new and efficient machinery and equipment to significantly enhance our output; and

●	Identify key companies with synergistic strengths for partnerships or acquisitions.

MAHA Movement

The “Make America Healthy Again” (MAHA) movement reflects a growing national focus on preventive health, nutritional transparency, and reducing reliance on reactive healthcare interventions. As consumers increasingly seek science-based nutritional solutions to support long-term wellness, brands that emphasize clean ingredients, rigorous quality standards, and targeted health support are well positioned to contribute to this shift. The Kirkman® brand aligns closely with these priorities through its long-standing commitment to hypoallergenic formulations, strict quality control, and clinically informed nutritional products designed to support sensitive populations. By delivering trusted, high-quality supplements that prioritize safety, purity, and efficacy, Kirkman helps advance the broader objective of improving population health through accessible nutritional support and preventive wellness strategies.

Marketing

We market our products through various sales channels, primarily trade shows and through print and digital advertisements, focusing on several customer types. These customers include consumers, wholesalers, distributors, and those seeking private label products. We repeatedly test new marketing venues, platforms and approaches and measure results to improve the cost-effectiveness of our efforts.

Trade Shows

We participate in a variety of trade shows each year with differing attendee focuses. These include health and wellness shows, Autism conferences, OBGYN conferences, convenience and grocery stores, consumer product distribution, and private labels.

Digital and Printed Advertisements

We utilize sophisticated digital tools to place ads primarily through Google and Facebook (now Meta) that target potential customers and those showing interest in our products. In addition, we have recently begun to place traditional print ads in journals and magazines focused on convenience stores, distributors, and private label products.

In addition to new prospect acquisition programs, our marketing team produces newsletters that are distributed to our contacts with the goal of keeping our company top-of-mind, and this newsletter has historically resulted in conversion of contacts into current customers.

Market Performance Group

Functional Brands has engaged Market Performance Group (“MPG”) in a strategic eCommerce marketing arrangement to accelerate growth across its Direct-to-Consumer (“DTC”) and Amazon channels. Under this arrangement, MPG will lead the development and execution of Kirkman’s digital commerce strategy, with a focus on scalable revenue growth, improved customer acquisition efficiency, and enhanced brand visibility across key digital platforms.

MPG will oversee and optimize several core areas, including paid media strategy and execution, Amazon growth and optimization, DTC acceleration, and strategic growth initiatives, all aimed at driving measurable revenue growth for Kirkman. MPG will implement full-funnel paid media campaigns across key digital platforms, customer acquisition and retargeting efforts, managing media budget to optimize return-on-ad-spend, and performance analytics and attribution modeling. Additionally, we intend to have MPG enhance Kirkman’s Amazon presence through paid advertising, listing optimization (SEO, content, and A+ content enhancements), competitive positioning and keyword strategies, while pushing for revenue acceleration through promotions. DTC strategies will focus on traffic growth through performance marketing channels, conversion rate optimization, and lifecycle marketing to improve customer lifetime value and acquisition costs. Strategic growth initiatives will include new customer acquisition strategies, channel expansion opportunities, and detailed performance reporting. MPG aims to strengthen Kirkman’s competitive positioning in the supplement category, enhance its digital footprint, and establish a scalable eCommerce infrastructure.

Furthermore, as Kirkman transitions from a reseller approach to managing its own Amazon Seller’s Central account, we expect the brand to gain advantages such as pricing and margin optimization, improved brand control, direct advertising management, enhanced data ownership, and greater stability in inventory and buy box positioning, all of which are expected to positively influence enterprise valuation. This arrangement reinforces MPG’s role as an integral extension of the Kirkman brand, ensuring alignment with brand integrity and long-term value creation.

Customers and Markets

We sell our Kirkman branded supplements to 45 countries through international distributors that have partnered with the Kirkman brand for two decades. We have recurring consumers that purchase Kirkman brand products via our website at www.kirkmangroup.com, as well as through Amazon. Our core B2B customers are iHerb, Emerson and FullScript. We also have several hundred direct customers, classified as professionals, where we sell our supplements. These customers include doctors, chiropractors, and practitioners who sell our products to their patients. In addition, we plan to focus our commercial efforts for P2i by Kirkman prenatal to OBGYN’s and expectant mothers.

Competition

●	There are several competitors in the supplement space. Within the vitamin segment, 66% of vitamins purchased are classified as multivitamins, as indicated by Nielsen Retail Measurement Data. Market leaders in the multi-vitamin segment are ‘private label store brands’ followed by Nature Made, Centrum, One-A-Day and Nature’s Bounty, respectively.

●	Minerals remain a steady category, and they include Calcium, Magnesium and Iron as the main mineral categories. Private Label brands, again, lead the way, followed by Nature Made, Caltrate, Citracal and Nature’s Bounty.

●	Supplement growth outpaces the vitamin and minerals categories (Source: Nielsen). The segments within the supplement category include, but are not limited to, Digestive Health, General Health, Heart Health, Energy, and Sleep Aids. The leaders within this space are Nature’s Bounty, Nature Made, Emergen-C, Baush+Lomb and Airbourne. 91% of the supplement revenue (Nielsen Homescan Panel Data) is generated within the following four sales channels: Warehouse Club, Grocery, Super Centers and Drug Stores.

●	There are several product delivery methods for vitamins, minerals and supplements. These delivery methods could be tablets, capsules, liquids, effervescent tablets, and powders. Kirkman has the ability to produce capsules, tablets, liquids and powders to properly compete with core competitors.

●	Within the special needs category, competition includes New Beginnings, Claire Labs, Houston Enzymes and Lifetrients. These companies primarily focus on the dietary sensitivities of their respective consumers.

Technology & Intellectual Property

The following is a list of our current trademark registrations:

Regulation

Trade Regulations

Our suppliers generally source or manufacture finished goods in parts of the world that may be affected by the imposition of duties, tariffs or other import regulations in the U.S. We believe that our redundant network of suppliers provides sufficient capacity to mitigate any dependency risks on a single supplier.

We buy necessary components or ingredients for our products from suppliers or factories both domestically and internationally. We do not depend on any single supplier. However, if we are unable to continue to obtain our finished products from international locations or if our suppliers are unable to source raw materials, it could significantly disrupt our business. Further, we are affected by economic, political and other conditions in the U.S. and internationally, including those resulting in the imposition or increase of import duties, tariffs and other import regulations and widespread health emergencies, which could have a material adverse effect on our business.

Laws and Regulations Relating to Our Products

Nutraceutical

The dietary supplement industry is regulated on a federal level in the U.S. by the Food and Drug Administration (“FDA”) and the Federal Trade Commission (“FTC”) as well as by government agencies in each of the 50 states. FDA regulates both finished dietary supplement products and dietary ingredients. FDA regulates dietary supplements under a different set of regulations than those covering “conventional” foods and drug products. Under the Dietary Supplement Health and Education Act of 1994 (DSHEA):

Manufacturers and distributors of dietary supplements and dietary ingredients are prohibited from marketing products that are adulterated or misbranded. That means that these firms are responsible for evaluating the safety and labeling of their products before marketing to ensure that they meet all the requirements of the Federal Food, Drug, and Cosmetic Act as amended by DSHEA and FDA regulations. The FDA has the authority to take action against any adulterated or misbranded dietary supplement product after it reaches the market. Most dietary supplement manufacturing, labeling and marketing is covered by extensive regulations issued and enforced by the FDA and the FTC. The FDA has regulatory authority under the Federal Food, Drug and Cosmetic Act as amended in 1994 by the Dietary Supplement Health and Education Act (DSHEA) and in 2006 by the Dietary Supplement and Nonprescription Drug Consumer Protection Act. Under the DSHEA, dietary supplements are regulated as a category of food. The FDA regulates both finished dietary supplement products and dietary ingredients. By law, it is illegal to manufacture or market dietary supplement products that are adulterated or misbranded, and the FDA has regulatory authority to remove such products from the marketplace.

Key Regulations

Responsible companies in the dietary supplement industry abide by extensive regulations that cover manufacturing, labeling, quality control, safety, post-market surveillance and more.

New Dietary Ingredient Notifications

The Food Drug & Cosmetic Act, as amended by the Dietary Supplement Health and Education Act (DSHEA), established that dietary supplements that were in commerce prior to 1994 have a history of safe use, and therefore, can remain on the market without additional safety review. All new ingredients marketed after that date, however, must submit a formal 75-day notice along with evidence that the product is reasonably expected to be safe. This is referred to as a new dietary ingredient (NDI) notification. If the FDA has concerns about the ingredient or its safety profile, the agency has clear authority to request more information or to reject the notification and deny the product’s entry into the market.

Dietary Supplement Labeling Requirements

The following are the minimum labeling requirements:

1.	Statement of Identity

The statement must include the product name and identify itself as a dietary supplement. Although you may replace the term dietary with the type of ingredients that are in the product, having one of them on the product label is a mandatory requirement. The product must be labeled either as conventional foods and beverages or dietary supplement based on its actuals.

2.	Net Quantity of Contents

The net quantity of content informs consumers of the amount of dietary supplement that is in the container or package. The net quantity of content must be located on the product label as a distinct item in the bottom 30 percent of the principal display panel in lines generally parallel to the base of the container.

3.	Supplements Chart

The supplement facts must contain the list of names and quantities of dietary ingredients present in the product’s serving size and servings per container.

4.	Ingredients List

The list of ingredients must be displayed in descending order of predominance by weight. If all source ingredients are listed in the supplement facts panel, and there are no other ingredients, such as excipients or fillers, an ingredient statement is not needed.

5.	Other Details

Other details required include manufacturer, packer, or distributor name and address, and domestic U.S. mail address and phone number to which a consumer can report a serious adverse event. If an adverse event is reported, the company must notify the FDA.

Good Manufacturing Practices

Good manufacturing practices (“GMPs”) for dietary supplements are specific rules for the manufacturing processes of vitamins, minerals, herbs and botanicals, amino acids and all other supplements. Finalized in 2007, these rigorous practices impose higher standards on dietary supplements than food GMPs applied to conventional foods. Dietary supplement GMPs include thorough requirements for identity testing for all ingredients as they arrive at the manufacturer’s site. Manufacturers must qualify their suppliers before receiving goods, incoming ingredients must be quarantined until their identity is confirmed using scientifically valid methods of analysis, and all components of dietary supplements must meet specifications established by the manufacturer regardless of where the ingredient was sourced.

Manufacturers are accountable to the FDA for the manufacturing process as well as the ingredients. During an inspection, the FDA has access to all the manufacturers’ records, including access to the country of origin of all supplement ingredients. The existing bioterrorism law already requires all parties in the production and distribution of dietary ingredients to keep records of suppliers and customers (“one up and one down”) that permit the agency to trace the pedigree of ingredients back to their original source. In addition, the GMP rules examine sanitation, batch records for production, employee training, validation of the manufacturing procedures, and testing final products for conformance with the label.

Adverse Event Reporting

In 2006, Congress passed The Dietary Supplement and Nonprescription Drug Consumer Protection Act, commonly referred to as the “adverse event reporting law.” The passage of this law was strongly supported by CRN and others in the industry as it provides an important regulatory tool for the FDA to protect consumers. Under this law, dietary supplement companies are required to report serious adverse events to the FDA no later than 15 business days after the company receives the report.

This post-market surveillance program alerts the FDA to possible signals or potential patterns of a problem, enabling the agency to identify concerns with ingredient safety, manufacturing issues, contamination (of either raw ingredients or finished products), tampering, and even bioterrorism. However, adverse events do not demonstrate a causal relationship between the product and the event.

Since the law went into effect, the dietary supplement industry’s track record demonstrates a strong safety profile for the industry’s products both in comparison to other FDA-regulated industries and considering that more than 170 million Americans take dietary supplements. In 2016, the FDA announced it would make data from the FDA Adverse Event Reporting System (FAERS) public.

Additional Safety Protections

Once a dietary supplement enters the stream of commerce, the FDA may remove a product if it is “adulterated” or “misbranded.” A product is considered adulterated if it contains unlisted ingredients or is not prepared or packaged under good manufacturing conditions. It is misbranded if its labeling is false or misleading. In either case, the agency has enforcement authority to seize and destroy the product, impose fines or even imprisonment. In addition, the FDA can remove a product from the market if it “presents a significant or unreasonable risk of illness or injury” under conditions of use recommended in its labeling. A separate provision gives the FDA authority to declare a product “an imminent hazard to public health or safety.” In less dramatic situations, the FDA can request manufacturers to modify products and claims or to provide warnings to consumers. The Food Safety & Modernization Act, signed into law in 2011, gave the FDA additional authority to issue a mandatory recall when a company fails to voluntarily recall an unsafe food (including dietary supplements) after being asked to by the FDA.

Food Safety Regulations

Title 21 Code of Federal Regulations, Part 111: Current Good Manufacturing Practice in Manufacturing, Packaging, Labeling, or Holding Operations for Dietary Supplements

This regulation applies to manufacturers, packagers, labelers, or holders and includes importers as well. The manufacturing facilities of certain types of human food including dietary supplements are required to have a production and process control system in place.

A California law known as Proposition 65 requires a specific warning to appear on any product containing a component listed by the state as having been found to cause cancer or birth defects. The state maintains lists of these substances and periodically adds other substances to these lists. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of that product exposes consumers to a daily quantity of a listed substance that is:

●	below a “safe harbor” threshold that may be established;

●	naturally occurring;

●	the result of necessary cooking; or

●	subject to another applicable exemption.

In January 2019, New York State’s governor announced the “Consumer Right to Know Act,” a proposed law that would impose similar and potentially more stringent labeling requirements than California Proposition 65. The law has not yet been adopted, and to our knowledge California Proposition 65 remains the most onerous state-level chemical exposure labeling statutory scheme. However, due in part to the large size of California’s market, promotional products sold or distributed anywhere in the United States may be subject to California Proposition 65.

We are unable to predict whether a component found in a product that we assisted a client in producing might be added to the California list in the future. Furthermore, we are also unable to predict when or whether the increasing sensitivity of detection methodology may become applicable under this law and related regulations as they currently exist, or as they may be amended.

We are subject to various federal, state and local laws and regulations, including but not limited to, laws and regulations relating to labor and employment, U.S. customs and consumer product safety, including the Consumer Product Safety Improvement Act, or the “CPSIA.” The CPSIA created more stringent safety requirements related to lead and phthalates content in children’s products. The CPSIA regulates the future manufacture of these items and existing inventories and may cause us to incur losses if we offer for sale or sell any non-compliant items. Failure to comply with the various regulations applicable to us may result in damage to our reputation, civil and criminal liability, fines and penalties and increased cost of regulatory compliance. These current and any future laws and regulations could harm our business, results of operations and financial condition.

Legal requirements apply in various jurisdictions in the United States and overseas requiring deposits or certain taxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other types of beverage container-related deposit, recycling, tax and/or product stewardship statutes and regulations also apply in various jurisdictions in the United States and overseas. We anticipate additional, similar legal requirements may be proposed or enacted in the future at local, state and federal levels, both in the United States and elsewhere.

New legislation or regulation, the application of laws from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and e-commerce generally could result in significant additional taxes on our business. Further, we could be subject to fines or other payments for any past failures to comply with these requirements. The continued growth and demand for e-commerce is likely to result in more laws and regulations that impose additional compliance burdens on e-commerce companies.

Laws and Regulations Relating to Data Privacy

In the ordinary course of our business, we might collect and store in our internal and external data centers, cloud services and networks sensitive data, including our proprietary business information and that of our customers, suppliers and business collaborators, as well as personal information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. The number and sophistication of attempted attacks and intrusions that companies have experienced from third parties has increased over the past few years. Despite our security measures, it is impossible for us to eliminate this risk.

A number of states in the U.S. have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, financial information and other sensitive personal information. For example, all 50 states and several U.S. territories now have data breach laws that require timely notification to affected individuals, and at times regulators, credit reporting agencies and other bodies, if a company has experienced the unauthorized access or acquisition of certain personal information. Other state laws, particularly the California Consumer Privacy Act, as amended (“CCPA”), among other things, contain disclosure obligations for businesses that collect personal information about residents in their state and afford those individuals new rights relating to their personal information that may affect our ability to collect and/or use personal information. The Virginia Consumer Data Protection Act (“CDPA”) also establishes rights for Virginia consumers to control how companies use individuals’ personal data. The CDPA dictates how companies must protect personal data in their possession and respond to consumers exercising their rights, as prescribed by the law, regarding such personal data. The CDPA went into effect on January 1, 2023. Further, the California Privacy Rights Act (CPRA) was recently voted into law by California residents. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA went into effect on January 1, 2023, and became enforceable on July 1, 2023. Meanwhile, several other states and the federal government have considered or are considering privacy laws like the CCPA. We will continue to monitor and assess the impact of these laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

Outside of the U.S., data protection laws, including the EU General Data Protection Regulation (the “GDPR”), also might apply to some of our operations or business collaborators. Legal requirements in these countries relating to the collection, storage, processing and transfer of personal data/information continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer personal data/information of persons located in the European Union (EU), a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of €20 million or 4% of total company revenue). Other governmental authorities around the world have enacted or are considering similar types of legislative and regulatory proposals concerning data protection.

The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change, and may require substantial costs to monitor and implement and maintain adequate compliance programs. Failure to comply with United States and international data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

Environmental Regulations

We use certain plastic, glass, fabric, metal and other products in our business which may be harmful if released into the environment. In view of the nature of our business, compliance with federal, state, and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon our operations or earnings, and we do not expect it to have a material impact in the foreseeable future.

Tax Laws and Regulations

Changes in tax laws or regulations in the jurisdictions in which we do business, including the U.S., or changes in how the tax laws are interpreted, could further impact our effective tax rate, further restrict our ability to repatriate undistributed offshore earnings, or impose new restrictions, costs or prohibitions on our current practices and reduce our net income and adversely affect our cash flows.

We are also subject to tax audits in the United States and other jurisdictions and our tax positions may be challenged by tax authorities. Although we believe that our current tax provisions are reasonable and appropriate, there can be no assurance that these items will be settled for the amounts accrued, that additional tax exposures will not be identified in the future or that additional tax reserves will not be necessary for any such exposures. Any increase in the amount of taxation incurred as a result of challenges to our tax filing positions could result in a material adverse effect on our business, results of operations and financial condition.

Other Regulations

We are subject to international, federal, national, regional, state, local and other laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission, the Food, Drug, and Cosmetic Act, the Foreign Corrupt Practices Act of 1977 (FCPA), various securities laws and regulations including but not limited to the Securities Exchange Act of 1934, as amended, the Securities Exchange Act of 1933, as amended, and the NASDAQ Rules, various labor, workplace and related laws, and environmental laws and regulations. Failure to comply with such laws and regulations may expose us to potential liability and have an adverse effect on our results of operations.

Implications of Being an Emerging Growth Company and a Smaller Reporting Company

Upon the completion of this offering, we will qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we will be permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (ii) scaled executive compensation disclosures; and (iii) the requirement to provide only two years of audited financial statements, instead of three years.

Challenges, Risks and Limitations

Our ability to utilize our competitive advantages in order to strengthen and expand our business and achieve our growth plan is subject to a number of risks and uncertainties more fully discussed under “Risk Factors” in this Annual report. As discussed in our financial statements, we have suffered recurring losses from operations and have a significant accumulated deficit. In addition, we continue to experience negative cash flows from operations. This limited working capital capability may delay or make the accomplishment of our growth plans difficult. In assessing the likelihood of our future success, investors in this offering should note our history of losses and the likelihood of our operating profitably in the future. Because the type, timing, and impact of such regulations remain uncertain, we cannot give any assurance that such actions will not have a material adverse effect on this emerging business and our strategy.

Corporate Information

We are currently incorporated and in good standing in the State of Delaware. Our registered address is 6400 SW Rosewood Street, Lake Oswego, Oregon 97035 where we lease a 24,000 square foot facility. Our telephone number is (800) 245-8282. We maintain the following websites: https://functionalbrandsinc.com, www.tru2u.health, and https://kirkmangroup.com. Information available on our websites is not incorporated by reference in and is not deemed a part of this annual report, and you should not consider any information contained on, or that can be accessed through, our website as part of this annual report or in deciding whether to purchase our common stock.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors, together with the other information contained in this annual report, before purchasing our securities. We have listed below (not necessarily in order of importance or probability of occurrence) what we believe to be the most significant risk factors applicable to us, but they do not constitute all of the risks that may be applicable to us. Any of the following factors could harm our business, financial condition, results of operations or prospects, and could result in a partial or complete loss of your investment. Some statements in this annual report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section titled “Cautionary Statement Regarding Forward-Looking Statements”.

We may not be successful in preventing the material adverse effects that any of the following risks and uncertainties may cause. These potential risks and uncertainties may not be a complete list of the risks and uncertainties facing us. There may be additional risks and uncertainties that we are presently unaware of, or presently consider immaterial, that may become material in the future and have a material adverse effect on us. You could lose all or a significant portion of your investment due to any of these risks and uncertainties.

Risks Related to our Financial Condition and Capital Requirements

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our auditor’s report on our 2025 audited financial statements expresses an opinion that doubt exists as to whether we can continue as an ongoing business. Our recurring losses, negative cash flows and accumulated deficit raise doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is critical that we meet our sales goals and increase sales going forward as our operating plan already reflects prior significant cost containment measures and may make it difficult to achieve top-line growth if further significant reductions become necessary. If we do not meet our sales goals, our available cash and working capital will decrease and our financial condition and results of operation will be negatively impacted.  These factors raise substantial doubt about our ability to continue as a going concern.

We may be unable to effectively manage future growth.

We may be subject to growth-related risks, including capacity constraints and pressure on our internal systems and controls. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Rapid growth of our business may significantly strain our management, operations and technical resources. If we are successful in obtaining large orders for our products, we will be required to deliver large volumes of products to our customers on a timely basis and at a reasonable cost. We may not obtain large-scale orders for our products and if we do, we may not be able to satisfy large-scale production requirements on a timely and cost-effective basis. Our inability to deal with this growth may have a material adverse effect on our business, financial condition, results of operations and prospects.

We will need additional financing in the future, which may not be available when needed or may be costly and dilutive.

We will require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing stockholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in our best interest of our company and the best interest of our stockholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

Functional Brands Inc. has a limited operating history, and we may not be able to successfully operate our business or execute our business plan.

We are a development stage company and are therefore subject to many of the risks common to early-stage enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial, and other resources and lack of revenue. Given our limited operating history, it is hard to evaluate our proposed business and prospects. Our proposed business operations will be subject to numerous risks, uncertainties, expenses and difficulties associated with early- stage enterprises. There is no assurance that we will be successful in achieving a return on stockholders’ investment, and the likelihood of success must be considered in light of the early stage of our hemp operations.

We may incur significant debt to finance our operations.

There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our indebtedness, or that we will not default on our debt, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct our business.

Risk Factors Relating to Our Business and Industry.

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our target market. In addition, our business depends on acceptance by our independent distributors and retailers of our brands that have the potential to provide incremental sales growth. If we are not successful in the growth of our brand and product offerings, we may not achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. Any failure of our brands to maintain or increase acceptance or market penetration would likely have a material adverse effect on our revenues and financial results.

Our brand and image are keys to our business and any inability to maintain a positive brand image could have a material adverse effect on our results of operations.

Our success depends on our ability to maintain the brand image for our existing products and effectively build up a brand image for new products and brand extensions. We cannot predict whether our advertising, marketing and promotional programs will have the desired impact on our products’ branding and on consumer preferences. In addition, negative public relations and product quality issues, including negative perceptions regarding the nutraceutical industry, whether real or imagined, could tarnish our reputation and image of the affected brands and could cause consumers to choose other products. Our brand image can also be adversely affected by unfavorable reports, studies and articles, litigation, or regulatory or other governmental action, whether involving our products or those of our competitors.

Competition from traditional and large, well-financed product manufacturers or distributors may adversely affect our distribution relationships and may hinder the development of our existing markets, as well as prevent us from expanding our markets.

 The supplements industry is highly competitive. We compete with other supplement companies, manufacturers, and distributors, not only for consumer acceptance, but also for shelf space in retail outlets and for marketing focus by our wholesalers and professional accounts. Our products are sold over the counter and do not require a doctor’s prescription since they are not FDA approved. Our products compete with other nutraceutical products, many of which are marketed by companies with substantially greater financial resources than ours. Our direct competition in the supplement industry includes domestic and international traditional nutraceutical companies and distributors as well as regional or niche companies. These national and international competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources and more developed and extensive distribution networks than ours. We may not be able to increase our volumes or maintain our selling prices, whether in existing markets or as we enter new markets.

We compete in an industry characterized by rapid changes in consumer preferences and public perception, so our ability to continue developing new products to satisfy our consumers’ changing preferences will determine our long-term success.

Failure to introduce new brands, products or product extensions into the marketplace as current ones mature and to meet our consumers’ changing preferences could prevent us from gaining market share and achieving long-term profitability. Product lifecycles can vary, and consumers’ preferences and loyalties change over time. We may not succeed at innovating new products to introduce to our consumers. Customer preferences also are affected by factors other than taste, such as health and nutrition considerations, shifting consumer needs, changes in consumer lifestyles, increased consumer information and competitive product and pricing pressures. Sales of our products may be adversely affected by the negative publicity associated with these issues. If we do not adequately anticipate or adjust to respond to these and other changes in customer preferences, we may not be able to maintain and grow our brand image and our sales may be adversely affected.

We may be unable to respond effectively to technological changes in our industry, which could reduce the demand for our products.

Our future business success will depend upon our ability to maintain and enhance our product portfolio with respect to advances in technological improvements for certain products and market products that meet customer needs and market conditions in a cost-effective and timely manner. Maintaining and enhancing our product portfolio may require significant investments in licensing fees and royalties. We may not be successful in gaining access to new products that successfully compete or are able to anticipate customer needs and preferences, and our customers may not accept one or more of our products. If we fail to keep pace with evolving technological innovations or fail to modify our products and services in response to customers’ needs or preferences, then our business, financial condition and results of operations could be adversely affected.

We may experience a reduced demand for some of our products due to health concerns and legislative initiatives.

Consumers are concerned about health and wellness; public health officials and government officials are increasingly vocal about such concerns. Additional or revised regulatory requirements, whether labeling, tax or otherwise, in respect of nutraceutical products could have a material adverse effect on our financial condition and results of operations.

Our business depends on compliance by third-party pharmacy partners

Our pharmaceutical fulfillment operations rely on third-party pharmacy partners. Although such partners represent that they comply with HIPAA and other applicable healthcare laws and regulations, any failure by these partners to maintain compliance, licensure, or data security safeguards could expose us to reputational harm, regulatory scrutiny, contractual liability, and potential litigation. Additionally, changes in healthcare regulations, pharmacy licensing requirements, or enforcement priorities could adversely affect our ability to continue offering pharmaceutical-related services.

Legislative or regulatory changes that affect our products, including new taxes, could reduce demand for products or increase our costs.

Taxes imposed on the sale of certain of our products by federal, state, and local governments in the United States, or other countries in which we operate could cause consumers to shift away from purchasing our products. These taxes could materially affect our business and financial results.

International expansion efforts would likely significantly increase our operational expenses.

We may in the future expand into other geographic areas, which could increase our operational, regulatory, compliance, reputational and foreign exchange rate risks. The failure of our operating infrastructure to support such expansion could result in operational failures and regulatory fines or sanctions. Future international expansion could require us to incur a number of up-front expenses, including those associated with obtaining regulatory approvals, as well as additional ongoing expenses, including those associated with infrastructure, staff and regulatory compliance. We may not be able to successfully identify suitable acquisition and expansion opportunities or integrate such operations successfully with our existing operations.

Our reliance on distributors, retailers and brokers could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

Our ability to maintain and expand our existing markets for our products, and to establish markets in new geographic distribution areas, is dependent on our ability to establish and maintain successful relationships with reliable distributors, retailers and brokers strategically positioned to serve those areas. Most of our distributors, retailers and brokers sell and distribute competing products, and our products may represent a small portion of their business. The success of our distribution network will depend on the performance of the distributors, retailers, and brokers in our network. There is a risk they may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our products in localities that may not be receptive to our product. Our ability to incentivize and motivate distributors to manage and sell our products is affected by competition from other companies who have greater resources than we do. To the extent that our distributors, retailers and brokers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, our sales and results of operations could be adversely affected. Furthermore, such third parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sales activities.

Our ability to maintain and expand our distribution network and attract additional distributors, retailers and brokers will depend on a number of factors, some of which are outside our control. Some of these factors include:

●	the level of demand for our brands and products in a particular distribution area;

●	our ability to price our products at levels competitive with those of competing products; and

●	our ability to deliver products in the quantity and at the time ordered by distributors, retailers and brokers.

We may not be able to successfully manage all or any of these factors in any of our current or prospective geographic areas of distribution. Our inability to achieve success with regards to any of these factors in a geographic distribution area will have a material adverse effect on our relationships in that particular geographic area, thus limiting our ability to maintain or expand our market, which will likely adversely affect our revenues and financial results.

We incur significant time and expense in attracting and maintaining key distributors, and a loss of distributors or retails accounts would harm our business.

Our marketing and sales strategy depends in large part on the availability and performance of our independent distributors. We currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from some of our distributors. We may not be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we may have to incur additional expenditures to attract and maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets.

We currently have approximately thirteen distributors who service numerous retail accounts. If we were to lose any of our distributors, or if they were to lose national, regional or larger retail accounts, our financial condition and results of operations could be adversely affected. While we continually seek to expand and upgrade our distributor network, we may not be able to maintain our distributor or retailer base. The loss of any of our distributors, or their significant retail accounts, could have adverse effects on our revenues, liquidity and financial results, could negatively impact our ability to retain our relationships with our other distributors and our ability to expand our market, and would place increased dependence on our other independent distributors and national accounts.

Any pandemic, such as the COVID-19 pandemic, has and could continue to negatively affect various aspects of our business, make it more difficult for us to meet our obligations to our customers, and result in reduced demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, and it has since spread throughout other parts of the world, including the United States. Any outbreak of contagious diseases or other adverse public health developments could have a material adverse effect on our business operations. These impacts to our operations have included and could again in the future include disruptions or restrictions on the ability of our employees and customers to travel or our ability to pursue collaborations and other business transactions, travel to customers and/or promote our products at conferences or other live events, oversee the activities of our third-party manufacturers and suppliers. We may also be impacted by the temporary closure of the facilities of suppliers, manufacturers or customers.

In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, placed significant restrictions on travel and many businesses announced extended closures. These travel restrictions and business closures adversely impacted our operations locally and worldwide, including our ability to manufacture, market, sell or distribute our products. Such restrictions and closure have caused or may cause temporary closures of the facilities of our suppliers, manufacturers or customers. A disruption in the operations of our employees, suppliers, customers, manufacturers or access to customers would likely impact our sales and operating results. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results.

We rely on suppliers, manufacturers and contractors, and events adversely affecting them would adversely affect us.

Any significant interruption, negative change in the availability or economics of the supply chain or increase in the prices for the ingredients in our products provided by any such third-party suppliers, manufacturers and contractors could materially impact our business, financial condition, results of operations and prospects. Any inability to secure required supplies or to do so on appropriate terms could have a materially adverse impact on our business, financial condition, results of operations and prospects.

We have one customer that accounts for a substantial portion of our revenues, and our business would be harmed were we to lose this customer.

We have a purchase agreement in place with our largest customer, iHerb, since June 28, 2011. This agreement provides us with a license to commercialize and re-sell Kirkman products with set minimum order requirements. Our customer iHerb accounts for approximately 34% of the Company’s total revenue for the year ended December 31, 2025, and approximately 26% for the year ended December 31, 2024. If we lose this customer, the company will lose a significant portion of our total revenues.

We may sustain losses that cannot be recovered through insurance or other preventative measures.

There is no assurance that we will not incur uninsured liabilities and losses as a result of the conduct of its business. While we currently have some liability insurance coverage, but the policy does not provide a high level of coverage. We plan to continue to review our liability coverage in the light of our expanding operations in order to insure against potential major insurable liabilities. Should uninsured losses occur, stockholders could lose their invested capital.

We may be subject to product liability claims and other claims of our customers and partners.

The sale of our products to consumers involves a certain level of risk of product liability claims and the associated adverse publicity. We could also be named as co-parties in product liability suits that are brought against manufacturing partners that produce our products, packaging for those products, or the ingredients in those products.

In addition, our customers and partners may bring suits against us alleging damages for the failure of our products to meet stated specifications or other requirements. Any such suit, even if not successful, could be costly, disrupt the attention of our management and damage our negotiations with distributors and/or customers. Any attempt by us to limit our product liability in our contracts may not be enforceable or may be subject to exceptions. While we do have product liability insurance, our amounts of coverage may be inadequate to cover all potential liability claims. Insurance coverage is expensive, and additional coverage may be difficult to obtain. Also, additional insurance coverage may not be available in the future on acceptable terms and may not be sufficient to cover potential claims. We cannot be sure that our contract manufacturers or manufacturing partners, will have adequate insurance coverage themselves to cover against potential claims. If we experience a large insured loss, it may exceed any insurance coverage limits we have at that time, or our insurance carrier may decline to cover us or may raise our insurance rates to unacceptable levels, any of which could impair our financial position and potentially cause us to go out of business.

If we encounter product recalls or other product quality issues, our business may suffer.

Product quality issues, real or imagined, or allegations of product contamination, even when false or unfounded, could tarnish our image and could cause consumers to choose other products. In addition, because of changing government regulations or implementation thereof, or allegations of product contamination, we may be required from time to time to recall products entirely or from specific markets. Product recalls could affect our profitability and could negatively affect brand image.

If we do not adequately manage our inventory levels, our operating results could be adversely affected.

We need to maintain adequate inventory levels to be able to deliver products to distributors on a timely basis. Our inventory supply depends on our ability to correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly for new products, seasonal promotions and new markets. If we materially underestimate demand for our products or are unable to maintain sufficient inventory of raw materials, we might not be able to satisfy demand on a short-term basis. If we overestimate distributor or retailer demand for our products, we may end up with too much inventory, resulting in higher storage costs, increased trade spend and the risk of inventory spoilage. If we fail to manage our inventory to meet demand, we could damage our relationships with our distributors and retailers and could delay or lose sales opportunities, which would unfavorably impact our future sales and adversely affect our operating results. In addition, if the inventory of our products held by our distributors and retailers is too high, they will not place orders for additional products, which would also unfavorably impact our sales and adversely affect our operating results.

Increases in costs or shortages of raw materials could harm our business and financial results.

Manufacturing costs are subject to fluctuation. Substantial increases in the prices of ingredients, raw materials and packaging materials, used to produce our products, to the extent that they cannot be recouped through increases in the prices of our products, would increase our operating costs and could reduce our profitability. If the supply of these raw materials is impaired or if prices increase significantly, it could affect the affordability of our products and reduce sales.

If we or any contract manufacturers we may use are unable to secure sufficient ingredients or raw materials, we might not be able to satisfy demand for our products on a short-term basis. Should shortages could occur from time to time in the future, which could interfere with and delay production of our products and could have a material adverse effect on our business and financial results.

In addition, suppliers could fail to provide ingredients or raw materials on a timely basis, or fail to meet our performance expectations, for a number of reasons, including, for example, disruption to the global supply chain as a result of the COVID-19 pandemic or hostile military actions, which caused serious disruption to our business, increased our costs, decreased our operating efficiencies and had a material adverse effect on our business, results of operations and financial condition.

Increases in costs of energy and increased regulations may have an adverse impact on our gross margin.

Over the past few years, volatility in the global oil markets has resulted in high fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. If fuel prices increase, we expect to experience higher shipping rates and fuel surcharges, as well as energy surcharges on our raw materials. It is hard to predict what will happen in the fuel markets and beyond. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers.

Disruption within our supply chain, contract manufacturing or distribution channels could have an adverse effect on our business, financial condition and results of operations.

Our ability, through our suppliers, business partners, contract manufacturers, independent distributors and retailers, to make, move and sell products is critical to our success. Damage or disruption to our suppliers or to manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, military actions or hostilities among nations or groups, terrorism, pandemics such as COVID-19, influenza, and other viruses, labor strikes or other reasons, could impair the manufacture, distribution and sale of our products. Many of these events are outside of our control. Failure to take adequate steps to protect against or mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations.

If we are unable to attract and retain key personnel, our efficiency and operations would be adversely affected; in addition, staff turnover causes uncertainties and could harm our business.

Our success depends on our ability to attract and retain highly qualified employees in such areas as finance, sales, marketing and product development and distribution. We compete to hire new employees, and, in some cases, must train them and develop their skills and competencies. We may not be able to provide our employees with competitive salaries, and our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs.

If we lose the services of our executive officers, our future operations could be impaired until such time as a qualified replacement can be found.

Our business plan relies significantly on the continued services of Eric Gripentrog, our Chief Executive Officer and Tariq Rahim, our Chief Financial Officer. If we were to lose the services of Mr. Gripentrog and/or Mr. Rahim, our ability to obtain new business and new strategic partners, as well as our ability to manage our operations and finances, could be materially impaired.

We are required to indemnify our directors and officers.

Our Articles of Incorporation and Bylaws provide that we will indemnify our officers and directors to the maximum extent permitted by Delaware law, provided that the officer or director did not act in bad faith or breach his or her duty to us or our stockholders, or that it is more likely than not that it will ultimately be determined that the officer or director has met the standards of conduct which make it permissible for under Delaware law for us to indemnify the officer or director. If we were called upon to indemnify an officer or director, then the portion of its assets expended for such purpose would reduce the amount otherwise available for our business.

If we fail to protect our trademarks and trade secrets, we may be unable to successfully market our products and compete effectively.

We rely on a combination of trademark and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks and trade secrets, as crucial to our business and our success. However, the steps taken by us to protect these proprietary rights may not be adequate and may not prevent third parties from infringing or misappropriating our trademarks, trade secrets or similar proprietary rights. In addition, other parties may seek to assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, profitably exploit our products or recoup our associated research and development costs.

Disruptions to our information technology systems due to cyber-attacks or our failure to upgrade and adjust our information technology systems, may materially impair our operations, hinder our growth and materially and adversely affect our business and results of operations.

We believe that appropriate information technology, or IT, infrastructure is important in order to support our daily operations and the growth of our business. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems or respond to changes in our business needs, we may not be able to effectively manage our business, and we may fail to meet our reporting obligations. Additionally, if our current arrangements and plans are not operated as planned, we may not be able to effectively recover our information system in the event of a crisis, which may materially and adversely affect our business and results of operations.

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting businesses such as ours. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, or others to disclose information or unwittingly provide access to systems or data. We can provide no assurance that our current IT system or any updates or upgrades thereto and the current or future IT systems of our potential distributors use or may use in the future, are fully protected against third-party intrusions, viruses, hacker attacks, information or data theft or other similar threats. Legislative or regulatory action in these areas is also evolving, and we may be unable to adapt our IT systems or to manage the IT systems of third parties to accommodate these changes. We have experienced and expect to continue to experience actual or attempted cyber-attacks of our IT networks. Although none of these actual or attempted cyber-attacks has had a material adverse impact on our operations or financial condition, we cannot guarantee that any such incidents will not have such an impact in the future.

Our business is subject to many regulations and noncompliance is costly.

The production, marketing and sale of our nutraceutical products, including contents, labels, and containers, are subject to the rules and regulations of various federal, provincial, state and local health agencies. If a regulatory authority finds that a current or future product or production batch or “run” is not in compliance with any of these regulations, we may be fined, or production may be stopped, which would adversely affect our financial condition and results of operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we cannot anticipate whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

Significant additional labeling or warning requirements may inhibit sales of affected products.

These types of requirements, if they become applicable to one or more of our products under current or future environmental or health laws or regulations, may inhibit sales of such products.

Our industry may become subject to expanded regulation and increased enforcement by the Food and Drug Administration (“FDA”) and the Federal Trade Commission (“FTC”).

The FDA under the Federal Food, Drug, and Cosmetic Act regulates the formulation, manufacturing, packaging, labeling, and distribution of food, dietary supplements, drugs, cosmetics, medical devices, biologics, and tobacco products. Our products are subject to law and regulation by the FDA. Moreover, the regulatory status of our products is currently in a state of flux as the FDA attempts to determine the appropriate manner in which to regulate these products. Thus, the regulatory approach is still evolving, and we may be required to seek the FDA’s approval to market our products. It is also possible that the FDA may simply issue a regulation setting forth the conditions in which such products may be marketed, or it may simply prohibit these products.

Because the FDA’s regulatory process is subject to change, we cannot predict the likely outcome. In addition, the FTC under the Federal Trade Commission Act (“FTC Act”) requires that product advertising be truthful, substantiated and not misleading. We believe that our advertising meets these requirements. However, the FTC may bring a challenge at any time in evaluating our compliance with the FTC Act. In addition, most states where our products are legal provide their own regulatory guidelines and regulations in connection with cigarette or other smokable product sales. Any failure by us to remain current on state regulatory changes could negatively affect our ability to operate our business.

At the moment, our dietary supplement products are produced in an FDA registered and cGMP facility strictly following SOPs to ensure consumer safety and consistency and reliability batch to batch. Our supplement product packaging, labeling, and marketing collateral make no disease claims that would run afoul of the Dietary Supplement Heath and Education Act (DSHEA). Additionally, we design our product packaging to appeal to adults, not children. By taking these actions, we are substantially reducing the risk of any FDA enforcement because these are two primary areas of FDA enforcement.

FDA regulates both finished dietary supplement products and dietary ingredients. FDA regulates dietary supplements under a different set of regulations than those covering “conventional” foods and drug products. Under the Dietary Supplement Health and Education Act of 1994 (DSHEA):

●	Manufacturers and distributors of dietary supplements and dietary ingredients are prohibited from marketing products that are adulterated or misbranded. That means that these firms are responsible for evaluating the safety and labeling of their products before marketing to ensure that they meet all the requirements of the Federal Food, Drug, and Cosmetic Act as amended by DSHEA and FDA regulations.

●	FDA has the authority to take action against any adulterated or misbranded dietary supplement product after it reaches the market.[7]

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

We may become party to litigation claims and legal proceedings. Litigation involves significant risks, uncertainties and costs, including distraction of management attention away from our business operations. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. Our policies and procedures require strict compliance by our employees and agents with all U.S. and local laws and regulations applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, our policies and procedures may not ensure full compliance by our employees and agents with all applicable legal requirements. Improper conduct by our employees or agents could damage our reputation or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines, as well as disgorgement of profits.

Climate change may negatively affect our business.

There is growing concern that a gradual increase in global average temperatures may cause an adverse change in weather patterns around the globe resulting in an increase in the frequency and severity of natural disasters. Changing weather patterns could have a negative impact on agricultural productivity, which may limit availability or increase the cost of certain ingredients used in our products. Also, increased frequency or duration of extreme weather conditions may disrupt the productivity of our facilities, the operation of our supply chain or impact demand for our products. In addition, the increasing concern over climate change may result in more regional, federal and global legal and regulatory requirements and could result in increased production, transportation and raw material costs. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

Our business and operations would be adversely impacted in the event of a failure or interruption of our information technology infrastructure or as a result of a cybersecurity attack.

The proper functioning of our own information technology (IT) infrastructure is critical to the efficient operation and management of our business. We may not have the necessary financial resources to update and maintain our IT infrastructure, and any failure or interruption of our IT system could adversely impact our operations. In addition, our IT is vulnerable to cyberattacks, computer viruses, worms and other malicious software programs, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering with our computer systems. We believe that we have adopted appropriate measures to mitigate potential risks to our technology infrastructure and our operations from these IT-related and other potential disruptions. However, given the unpredictability of the timing, nature and scope of any such IT failures or disruptions, we could potentially be subject to downtimes, transactional errors, processing inefficiencies, operational delays, other detrimental impacts on our operations or ability to provide products to our customers, the compromising of confidential or personal information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Our results of operations may fluctuate from quarter to quarter for many reasons, including seasonality.

Our sales may be seasonal, and we experience fluctuations in quarterly results as a result of many factors. We expect to generate a greater percentage of our revenues during the warm weather months of April through September. The timing of customer purchases will vary each year, and sales can be expected to shift from one quarter to another. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance period comparisons or results expected for the fiscal year.

In addition, our operating results may fluctuate due to a number of other factors including, but not limited to:

●	Our ability to maintain, develop and expand distribution channels for current and new products, develop favorable arrangements with third party distributors of our products and minimize or reduce issues associated with engaging new distributors and retailers, including, but not limited to, transition costs and expenses and down time resulting from the initial deployment of our products in each new distributor’s network;

●	Unilateral decisions by distributors, mass merchandisers and other customers to discontinue carrying all or any of our products that they are carrying at any time;

●	Our ability to manage our resources to sufficiently support general operating activities, promotion allowances and slotting fees, promotion and selling activities, and capital expansion, and our ability to sustain profitability;

●	Our ability to meet the competitive response by much larger, well-funded and established companies currently operating in our industry, as we introduce new competitive products; and

●	Competitive products and pricing pressures and our ability to gain or maintain share of sales in the marketplace as a result of actions by competitors.

Due to these and other factors, our results of operations have fluctuated from period to period and may continue to do so in the future, which could cause our operating results in a particular quarter to fail to meet market expectations.

Changes in our effective tax rate may impact our results of operations.

We are subject to taxes in the U.S. and other jurisdictions. Tax rates in these jurisdictions may be subject to significant change due to economic and/or political conditions. A number of other factors may also impact our future effective tax rate including:

●	the jurisdictions in which profits are determined to be earned and taxed;

●	the resolution of issues arising from tax audits with various tax authorities;

●	changes in valuation of our deferred tax assets and liabilities;

●	increases in expenses not deductible for tax purposes, including write-offs of acquired intangibles and impairment of goodwill in connection with acquisitions;

●	changes in availability of tax credits, tax holidays, and tax deductions;

●	changes in share-based compensation; and

●	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles.

Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution by one or more taxing authorities could have a material impact on the results of our operations. Further, we may be unable to utilize our net operating losses in the event a change in control is determined to have occurred.

Global economic, political, social and other conditions, may continue to adversely impact our business and results of operations.

The nutraceutical industry can be affected by macro-economic factors, including changes in national, regional, and local economic conditions, unemployment levels and consumer spending patterns, which together may impact the willingness of consumers to purchase our products as they adjust their discretionary spending. Adverse economic conditions may adversely affect the ability of our distributors to obtain the credit necessary to fund their working capital needs, which could negatively impact their ability or desire to continue to purchase products from us in the same frequencies and volumes as they have done in the past. If we experience similar adverse economic conditions in the future, sales of our products could be adversely affected, collectability of accounts receivable may be compromised, and we may face obsolescence issues with our inventory, any of which could have a material adverse impact on our operating results and financial condition.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between the United Staes, Israel and Iran, Russia and Ukraine and the continuing hostilities worldwide. Our business may be materially adversely affected by any negative impact on the global economy and capital markets resulting from such conflicts or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict among the United States, Israel and Iran as well as the continuing conflict between Russia and Ukraine. Although the length and impact of these ongoing military conflicts is highly unpredictable, any such conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in the Middle East and globally and assessing the potential impact on our business.

Further, the continued hostilities in the Middle East and the potential for additional hostilities among Israel, Iran, United States and other nations all contribute to geopolitical instability and economic uncertainty and may negatively affect the credit and capital markets.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

The United States generally accepted accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, stock-based compensation, inventory, revenue recognition, trade spend and promotions, and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could adversely affect our reported financial results.

The use and effects of tariffs to address the current administration’s policy goals, could materially impact the macroeconomic framework in which we operate.

The Trump administration has issued numerous executive orders, and has utilized the threat of tariffs and has imposed specific tariffs on products imported to the United States by various countries, including Canada, in connection with the implementation of its domestic policies. Any trade wars, through the implementation of tariffs or otherwise, could materially and adversely affect us, directly and indirectly, including by adversely impacting the supply chains for our operations, and increasing the costs of services we provide and utilize. Moreover, a possible change of control in the House of Representatives and United States Senate, creates regulatory uncertainty and it remains unclear as to what governmental actions may be taken with respect to certain programs and initiatives.

For the fiscal year ended December 31, 2025, The Company incurred supplier costs of approximately $971,585. During that period the Company sourced approximately one third of its raw materials from the United States, approximately one third from the People’s Republic of China and the remaining third from a variety of other global jurisdictions. The status of current trade negotiations with China and other nations is uncertain and, therefore, the tariff level on imports from China and such nations is extremely volatile and unpredictable.

As of December 31, 2025, the Company has incurred some increased costs due to changes in tariff levels. The Company intends to offset increased costs attributable to tariffs, to the full extent reasonably practicable, by increasing prices or by instituting cost cutting measures such that Company margins are protected and maintained. With planning and coordination with our suppliers we did not have any disruptions to our supply chain.

Risks Related to This Offering and Ownership of Our Common Stock.

The public price of our common stock following the listing also could be subject to wide fluctuations in response to the risk factors described in this annual report and others beyond our control, including:

●	changes in the industries in which we operate;

●	variations in our operating performance and the performance of our competitors in general;

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	publication of research reports by securities analysts about us or our competitors or our industry;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

●	additions and departures of key personnel;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of our common stock available for public sale; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism.

In addition, securities exchanges have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner often unrelated to the operating performance of those companies. These fluctuations may be even more pronounced in the trading market for our common stock shortly following the listing of our common stock on Nasdaq as a result of the supply and demand forces described above. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations and financial condition.

We may not be able to satisfy listing requirements of NASDAQ or obtain or maintain a listing of our common stock on NASDAQ.

If our common stock is listed on NASDAQ, we must meet certain financial and liquidity criteria to maintain such listing. If we violate NASDAQ’s listing requirements, or if we fail to meet any of NASDAQ’s listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from NASDAQ may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

Listing our common stock on a securities exchange will increase our regulatory burden.

Our common stock is currently listed on NASDAQ under the symbol “MEHA”. Our compliance with the continuous and timely disclosure requirements of exchange rules, regulations and policies of NASDAQ is essential to maintaining our listing. We are working with our legal, accounting and financial advisors to identify those areas in which changes should be made to our financial management control systems to manage our obligations as a public company listed on NASDAQ. These areas include corporate governance, corporate controls, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal controls over financial reporting. However, we cannot assure holders of our shares that these and other measures that we might take will be sufficient to allow us to satisfy our obligations as a public company listed on NASDAQ on a timely basis and that we will be able to achieve and maintain compliance with applicable listing requirements. In addition, compliance with reporting and other requirements applicable to public companies listed on NASDAQ will create additional costs for us and will require the time and attention of management. We cannot predict the amount of the additional costs that we might incur, the timing of such costs or the effects that management’s attention to these matters will have on our business.

The market price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

The market price for our common stock has been highly volatile. In addition, the market price of our common stock may fluctuate significantly in response to several factors, most of which we cannot control, including:

●	conversion of outstanding preferred stock;

●	actual or anticipated variations in our periodic operating results;

●	increases in market interest rates that lead investors of our common stock to demand a higher investment return;

●	changes in earnings estimates;

●	changes in market valuations of similar companies;

●	actions or announcements by our competitors;

●	adverse market reaction to any increased indebtedness we may incur in the future;

●	additions or departures of key personnel;

●	actions by shareholders;

●	speculation in the media, online forums, or investment community; and

●	our ability to maintain the listing of our common stock on NASDAQ.

Volatility in the market price of our common stock may result in a loss in any investment in the Company.

Future sales of common stock by our stockholders could cause our share price to decline.

There can be no assurance that existing stockholders will not sell all of their shares of common stock, resulting in an oversupply of our common stock on Nasdaq. Further, institutional investors may be discouraged from purchasing our common stock if they are unable to purchase a block of our common stock in the open market due to a potential unwillingness of our existing stockholders to sell a sufficient amount of common stock at the price offered by such institutional investors and the greater influence individual investors have in setting the trading price. If institutional investors are unable to purchase our common stock, the market for our common stock may be more volatile without the influence of long-term institutional investors holding significant amounts of our common stock. In the case of a lack of market demand for our common stock, the trading price of our common stock could decline significantly and rapidly. An active, liquid and orderly trading market for our common stock may not develop or be sustained, which could significantly depress the public price of our common stock and/or result in significant volatility, which could affect your ability to sell your shares of common stock.

You may be diluted by future issuances of preferred stock or additional common stock in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

We may adopt an amended and restated certificate of incorporation which will authorize us to issue shares of common stock and options, rights, warrants and appreciation rights relating to our common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion. We could issue a significant number of shares of common stock in the future in connection with investments or acquisitions. Any of these issuances could dilute our existing stockholders, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares of our common stock.

The future issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of shares of our common stock, either by diluting the voting power of our common stock if the preferred stock votes together with the common stock as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote, even if the action were approved by the holders of our shares of our common stock.

The future issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. For example, investors in the common stock may not wish to purchase common stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase common stock at the lower conversion price, causing economic dilution to the holders of common stock.

Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We currently intend to retain all available funds and any future earnings to fund the development, commercialization and growth of our business, and therefore we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Our future ability to pay cash dividends on our common stock may also be limited by the terms of any future debt securities or credit facility. As a result, capital appreciation, if any, of the common stock you purchase in this offering will be your sole source of gain for the foreseeable future.

We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) having the option of delaying the adoption of certain new or revised financial accounting standards, (iii) reduced disclosure obligations regarding executive compensation in this annual report and our periodic reports and proxy statements and (iv) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until such time that we are no longer an emerging growth company. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock. Further, pursuant to Section 107 of the JOBS Act, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) December 31, 2028, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates was $700.0 million or more as of the last business day of the second fiscal quarter of such year or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter.

It is possible that some investors will find our common stock less attractive as a result of the foregoing, which may result in a less active trading market for our common stock and higher volatility in our stock price.

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

Any trading market for our common stock may be influenced in part by any research reports that securities industry analysts publish about us. We do not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our common stock could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our common stock could be negatively affected.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline and would result in the dilution of your holdings.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our securities, or the future expirations of lock-up agreements, on the price of our common stock. In all events, future issuances of our common stock would result in the dilution of your holdings. In addition, the perception that new issuances of our securities could occur, or the perception that locked-up parties will sell their securities when the lockups expire, could adversely affect the market price of our common stock.

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our common stock.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred stock in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our common stock must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return, if any, they may be able to achieve from an investment in our common stock.

We are authorized to issue “blank check” preferred stock without stockholder approval, which could adversely impact the rights of holders of our common stock.

Our articles of incorporation authorize us to issue shares of “blank check” preferred stock, meaning our board of directors can designate the rights and preferences of classes or series of such preferred stock without shareholder approval. Any preferred stock that we issue in the future may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on NASDAQ or another national securities exchange and if the price of our common stock is less than $5.00, our common stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies and our stockholders could receive less information than they might expect to receive from more mature public companies.

As a company with less than $1.235 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”). An emerging growth company may take advantage of reduced disclosure and reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

●	being permitted to present only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in our periodic reports and registration statements, including this annual report;

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) on the effectiveness of our internal controls over financial reporting;

●	reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, proxy statements and registration statements, including this annual report; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year ending after the fifth anniversary of the completion of this offering.

We have taken advantage of the reduced disclosure obligations in this annual report is a part and intend to elect to take advantage of other reduced disclosure and reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of this offering is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company after this offering if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company when we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Reports on Form 10-K and, like emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We monitor our websites and online accounts frequently to manage risks associated with cyber-security risks. Our website is monitored by a third party to check if the website or email server is secure. Our webmaster informs us of any issues that may arise in the cyber sector. We are prepared to inform all parties necessary if any breach of cyber-security were it to happen. We have never had this problem and so we have never had to inform consultants, auditors, or other third parties.

We have never had a breach of cyber-security at any point in our past. The risk to us of cybersecurity threats is in data storage of customer questions and emails. A breach of customers data could negatively affect our public trust and could result in loss of customers and revenue.

Governance

Our board of directors has no specific processes for monitoring cybersecurity within the Company. There is no subcommittee specifically for monitoring cybersecurity in the Company.

Our management monitors our websites and online accounts frequently to manage risks associated with cyber-security risks. Our management has more than 20 years of experience working in the technology industry, which enables it to identify cybersecurity risks associated with the Company. Our management communicates with our board on matters of cybersecurity but, has not had to inform them of any breaches thus far.

Item 2. Properties.

We lease a 24,000 square foot facility located in Lake Oswego, OR. This facility houses our manufacturing operation, warehouse, back-end offices and fulfillment center.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Trailer Park Boys

On November 13, 2025, Trailer Park Boys Inc. (“TPB”) commenced a civil claim against the Company and certain other defendants alleging breach of contract. On February 27, 2026, the Company filed a Statement of Defense denying the allegations advanced by TPB. The Company has also filed a Statement of Counterclaim against TPB asserting claims for breach of contract and negligent misrepresentation in connection with the same agreement. The litigation is at an early stage. The Company intends to vigorously defend the TPB claim and pursue its counterclaim.

True Health

On May 25, 2021, True Health Medical Center, S.C. (“True Health”) amended an existing complaint against Kirkman Group, Inc. (“Kirkman”), James Hall and David Humphries to assert claims against HTO Nevada, Inc. and HTO Holdings, Inc. (collectively, HTO Nevada, Inc. and HTO Holdings, Inc. are referred to as the “HTO Parties”). Kirkman was the seller of certain assets to the HTO Parties and is a separate legal entity. Affiliates of the HTO Parties were first named in the lawsuit on September 23, 2020. The case is pending in the Circuit Court for the Eighteenth Judicial Circuit, DuPage County, Illinois. Kirkman had terminated a royalty agreement prior to selling its assets to the HTO Parties but the royalty agreement has a provision that allows True Health to continue to receive royalties after the termination of the agreement. True Health claims that Kirkman underpaid the royalties due to True Health prior to the sale of assets to the HTO Parties. There is no dispute that Kirkman stopped paying royalties to True Health around the time it terminated the agreement and that the HTO Parties have never paid royalties to True Health. True Health contends that as the purchaser of certain Kirkman assets, the HTO Parties should be bound by the terms of the royalty agreement. There is no certain amount at this time in connection with the alleged in the damages claim against the HTO Parties. It is not possible to predict the outcome of this proceeding at this time. To date, the parties have engaged in some discovery including a limited number of depositions. True Health has filed a motion for summary judgment that addresses its claims against Kirkman, but does not address any claim against the HTO Parties. Briefing is not yet complete on the summary judgment motion and a ruling is likely more than 60 days away. Regardless of how the court rules on summary judgment, there will be remaining claims in the case and it is likely that additional discovery will be conducted. No trial date has been scheduled at this time.

Item 4. Mine Safety Disclosures.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) and Item 104 of Regulation S-K require certain mine safety disclosures to be made by companies that operate mines regulated under the Federal Mine Safety and Health Act of 1977. However, the requirements of the Act and Item 104 of Regulation S-K do not apply as the Company does not engage in mining activities. Therefore, the Company is not required to make such disclosures.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Our common stock is currently quoted on the Nasdaq under the trading symbol “MEHA”. We began trading on November 5, 2025. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2025	High Bid	Low Bid
First Quarter	n/a	n/a
Second Quarter	n/a	n/a
Third Quarter	n/a	n/a
Fourth Quarter (from November 5, 2025 to December 31, 2025)	$8.00	$0.1802

The last reported sales price of our common stock on Nasdaq on March 24, 2026 was $0.1739.

The market value of our common stock is susceptible to significant changes driven by fluctuations in our quarterly operational results, general market trends, and various external factors, many of which are outside our direct control. Additionally, broader market volatility, along with general economic, business, and political conditions, may adversely affect the market demand for our common stock, regardless of our actual or forecasted performance.

Reports

We are subject to certain filing requirements and will furnish annual financial reports to our stockholders, audited by our independent registered public accounting firm, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

Issued and Outstanding Shares

Our certificate of incorporation authorizes 220,000,000 shares of common stock, par value $0.00001 per share, 1,000,000 shares of blank check preferred 100,000 shares of series A preferred and 80,000 series B preferred, all with a par value of $0.001. As of March 18, 2026, the Company had 19,816,450 shares of common stock, zero (0) shares of Series A preferred, and 2,400 shares of Series B preferred issued and outstanding.

Stockholders

As of March 18, 2026, we had approximately 1,763 record holders of its common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the near future. We may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. See also “Risk Factors—Risks Related to This Offering and Ownership of Our Common Stock—We do not intend to pay any cash dividends on our shares of common stock in the near future, so our stockholders will not be able to receive a return on their shares unless they sell their shares.”

Stock Transfer Agent

We have appointed Endeavor Trust Corporation as the transfer agent for our common stock. Endeavor Trust Corporation is located at 702 - 777 Hornby Street, Vancouver, BC, V6Z 1S4.

Recent Issuances of Unregistered Securities

The following information represents securities sold by the Company during the period covered by this Annual Report, and the subsequent period, which were not registered under the Securities Act. Included are sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. All issuances were exempt under Section 4(a)(2) of the Securities Act unless otherwise noted.

On January 15, 2025 the Company issued shares pursuant to an Advisory Agreement with a consultant provider to support the IPO process. The scope of work includes strategic review, consulting services, IPO readiness & execution as well as capital market advisory. Pursuant to the Advisory Agreement, the Company sold 86,240 shares of common stock for $100 to the consultant.

On January 17, 2025, the Company issued 2,485 shares of common stock for services.

On January 17, 2025 the holder of its Convertible Debenture converted an aggregate principal amount of $100,000 and accrued interest of $22,356 into 133,441 shares of common stock at a price equal to $0.92 per share.

On May 29, 2025, the Company issued 90,000 shares of its common stock to Sichenzia Ross Ference Carmel LLP as partial compensation for legal services rendered.

On July 22, 2025 we entered into Securities Purchase Agreements ( each as amended, the “Securities Purchase Agreement[BB1.1]”), and on November 5, 2025 we completed the sale in the aggregate 100,000 shares of our Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred”), with a stated value of $10,000,000, for aggregate gross proceeds of $8,000,000, before deducting placement agent fees and other offering related expenses (the “Private Placement”), together with, as a bonus, 80,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred’), with a stated value of $8,000,000.

Exchange of Series A and B Convertible Preferred Stock

On March 9 2026, the Company entered into an Exchange and Amendment Agreement with certain investors, pursuant to which such investors exchanged all of their outstanding shares of the Company’s Series A and Series B Preferred for a combination of newly issued Series C Convertible Preferred Stock, cash, senior secured convertible promissory notes and shares of the Company’s common stock. For purposes of the exchange, the remaining stated value of the Series A Convertible Preferred Stock was valued at 80% of stated value and the Series B Preferred at 100%, resulting in an aggregate assigned value of approximately $8.38 million.

The Series C Convertible Preferred Stock has a stated value of $1,000 per share and is convertible into shares of the Company’s common stock at fixed conversion prices of $0.30, $0.35 and $0.41 per share, applied to 50%, 25% and 25% of the stated value, respectively, subject to customary anti-dilution adjustments and beneficial ownership limitations. The Series C Convertible Preferred Stock does not accrue dividends unless an event of default occurs under the governing documents.

Shares Repurchased by the Registrant

On December 31, 2025 the Company repurchased 12,022 Series A preferred shares in the amount of $180,330.

On February 5, 2026, the Company repurchased 12,500 Series A preferred shares in the amount of $622,250

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarize the significant factors affecting our operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this annual report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this annual report, particularly in the sections titled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements”.

OUR COMPANY

Overview

Our company operates in the nutraceutical supplement industry. We are a manufacturer and distributor of supplements in categories such as pain, energy, prenatal, general health, bone and joint, gastro, immunity, cardiac, detox, mental clarity & focus, sleep, prenatal and urinary. Our end markets focus on end-consumers through different channels that include pharmacies, US wholesalers, international distributors and direct-to-consumers sales. Our products are sold over the counter, and consumers do not need a prescription to purchase our products. Our products are not approved by the FDA. Our principal business is the production, marketing, sales, and distribution of nutraceutical products through our Kirkman division. We ship our Kirkman products to throughout the United States and to 35 countries. Previously we sold hemp derived products under the Hemptown brand in certain states within the United States that permitted such sales, however, we have discontinued that product line.

Functional Brands Inc. was organized under the General Corporation Law in the State of Delaware on November 19, 2020, under the name HT Naturals Inc. HT Naturals Inc. changed its name to Functional Brands Inc. on March 23, 2023.

On July 3, 2019, HTO Holdings Inc. (“HTO Holdings”) a wholly owned subsidiary of HOC and the owner of all issued and outstanding stock of HTO Nevada, entered into an asset purchase agreement for assets of Kirkman Group Inc. a Nevada corporation, Kirkman Laboratories Inc., an Oregon corporation and Kirkman Group International, Inc. a Nevada corporation (collectively “Kirkman”) for a consideration equal to $5 million with payout in a business combination of cash and deferred consideration. The terms of the purchase agreement, as amended, were fully satisfied in November, 2025, and no further obligations to Kirkman remain.

As part of our restructuring initiatives, HTO Nevada, which was previously owned by HTO Holdings, was acquired by Functional Brands on May 19, 2023. This acquisition took place through a share exchange agreement involving HOC, HTO Holdings, and Functional Brands. This exchange resulted in HTO Nevada becoming a wholly-owned subsidiary of Functional Brands.

On July 22, 2025 we entered into Securities Purchase Agreements ( each as amended, the “Securities Purchase Agreement”), and on November 5, 2025 we completed the sale in the aggregate 100,000 shares of our Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred”), with a stated value of $10,000,000, for aggregate gross proceeds of $8,000,000, before deducting placement agent fees and other offering related expenses (the “Private Placement”), together with, as a bonus, 80,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred’), with a stated value of $8,000,000.

On November 5, 2025, the Company completed the direct listing of shares of its common stock, par value $0.00001 per share, on the Nasdaq Stock Market LLC under the symbol “MEHA”.

Subsequent to December 31, 2025 the Company determined it to be in the best interest of the Company and its stockholders that we discontinue all lines of business related to hemp or that contain CBD products or its derivatives.

In February 2026, we launched Tru2u.health, a new digitally native health platform that expands the Company’s strategic footprint from traditional dietary supplement manufacturing into integrated supported wellness services. The platform represents an extension of the Company’s operations, designed to support sustainable, recurring revenue models and broaden consumer engagement in the fast-growing digital health market.

Macroeconomic Conditions

Our business and financial performance are affected by broader macroeconomic conditions. Global macroeconomic challenges, including geopolitical conflicts such as the ongoing war between Russia and Ukraine and tensions in the Middle East, supply chain disruptions, tariffs and trade disputes, inflationary pressures, fluctuations in interest rates, and volatility in foreign exchange markets, may create uncertainty in the global economic environment and adversely impact our operations and financial results.

Adverse economic conditions, including recessionary pressures or reduced consumer spending, may decrease consumer demand for nutritional supplements and related products. In periods of economic uncertainty, consumers may reduce discretionary spending, which could negatively affect demand for our products.

In addition, unfavorable macroeconomic conditions may increase the cost of raw materials, manufacturing, labor, transportation, and other inputs used in the production and distribution of our products. Disruptions to global supply chains or financial markets could also affect our ability to obtain materials, manage costs, or access capital on favorable terms, which could adversely affect our liquidity, operating results, and overall financial condition.

Key Components of Our Results of Operations

Revenue

We derive substantially all of our revenue from the sale of nutraceutical dietary supplements, including products sold under our Kirkman brand and other related brands. Our products are sold through multiple channels, including domestic and international distributors, professional healthcare practitioners, wholesalers, e-commerce platforms such as Amazon, and direct-to-consumer sales through our websites.

Revenue may fluctuate based on changes in consumer demand, distributor purchasing patterns, product launches, marketing initiatives, and the expansion of our direct-to-consumer and digital health channels.

Cost of Goods Sold

Cost of goods sold consists primarily of costs associated with the manufacturing, sourcing, and distribution of our nutraceutical products. These costs include raw materials and ingredients, packaging materials, third-party laboratory testing, manufacturing labor, facility costs, freight and shipping, and other production-related expenses.

Cost of goods sold also include inventory write-downs, freight surcharges, and other supply chain costs associated with the procurement and delivery of finished products.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions, benefits, and other related costs for personnel engaged in sales, marketing, and business development activities. These expenses also include digital advertising, trade show participation, promotional activities, influencer marketing, marketing agency costs, and other brand-building initiatives.

We expect sales and marketing expenses to increase in the foreseeable future as we expand our marketing programs, increase brand awareness, grow our direct-to-consumer and e-commerce channels, and support the continued rollout and promotion of new products and platforms, including Tru2u.health.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits, and other related costs for personnel in executive, finance, operations, and human resources functions. These expenses also include professional fees for legal, accounting, consulting, tax, and audit services, insurance costs, facility-related expenses, information technology costs, and other corporate overhead.

We expect general and administrative expenses to increase as we continue to expand our operations and support our obligations as a publicly traded company. These increases may include additional personnel, enhanced internal controls and compliance infrastructure, regulatory and reporting costs associated with Nasdaq and SEC requirements, director and officer insurance premiums, and investor relations activities.

From time to time, we may record changes in the fair value of derivative instruments or other financial instruments associated with certain financing arrangements. These instruments are recorded at fair value and remeasured at each reporting date, with changes in fair value recognized in our consolidated statements of operations.

Interest Expense

Interest expense consists primarily of interest incurred on outstanding debt obligations, including loans and lease.

Other Income

Other income for the year ended December 31, 2025 consists of debt forgiveness from the ERTC loan, change in fair value derivative liabilities, and loss on issuance of preferred stock.

Results of Operations

For the Year Ended December 31, 2025, compared to the Year Ended December 31, 2024

	Year Ended December 31,		Change
	2025	2024	Amount	Percentage
Statements of Operations
Net revenue	$6,611,484	$6,566,455	$45,029	1%
Cost of goods sold	3,127,518	2,959,609	167,909	6%
Gross profit	3,483,966	3,606,846	(122,880)	(3)%
Sales and marketing	632,414	576,315	56,099	10%
General and administrative	4,250,124	3,259,623	990,501	30%
Operating loss	(1,398,572)	(229,092)	(1,169,480)	510%
Interest expense	(402,398)	(331,836)	(70,562)	21%
Other income	2,559,448	1,572	2,557,876	162715%
Net income (loss)	$758,478	$(559,356)	$1,317,834	(236)%

Net revenue for the year ended December 31, 2025 was $6,611,484 compared to $6,566,455 for the year ended December 31, 2024 representing an increase of approximately 1%. This increase of $45,029 in net revenue was primarily due to the increase in the demand from our direct-to-consumer sales channel.

Cost of goods sold

Cost of goods sold for the year ended December 31, 2025 was $3,127,518 compared to $2,959,609 for the year ended December 31, 2024 representing an increase of approximately 6%. This increase of $167,909 in net revenue was primarily due to the write off inventory as we transition out of the Hemp business.

Gross profit

Gross profit for the year ended December 31, 2025 was $3,483,966 compared to 3,606,846 representing a decrease of 3%. The decrease of $122,880 was primarily due to the write off of inventory as stated above in cost of goods sold.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2025, was $632,414 compared to $576,315 for the year ended December 31, 2024, representing an increase of approximately 10%. This increase of $56,099 was primarily due to the increase in advertising and promotional items for going to market with Tru2U and Amazon managing services.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2025 was $4,250,124, compared to $3,259,623 for the year ended December 31, 2024, representing an increase of approximately 30%. This increase of $990,501 was primarily attributable to an increase in stock-based compensation of $128,168, professional services of $685,466, a bonus accrual of $293,333, and offset by decreases in licenses of approximately $89,685, $24,341 in shipping services and maintenance expenses of $3,364.

Interest expense

Interest expense for the year ended December 31, 2025 was $402,398, compared to $331,836 for the year ended December 31, 2024, representing an increase of approximately 21%. This increase of $70,562 in interest expense was primarily the result of increased loans.

Other income

Other income for the year ended December 31, 2025 and 2024, was $2,559,418 and $1,572 representing an increase of approximately 162715%. This increase of $2,557,876, in other income was primarily the result of an Employee Retention Tax Credit (“ERTC”) reimbursement of $419,947, interest income received on the ERTC of $71,854, and change in fair value of derivative liabilities of 7,358,935 offset by a loss on issuance of preferred stock derivative liability of $5,294,242.

Liquidity and Capital Resources

Sources and Uses of Cash for the year ended December 31, 2025 and 2024

The table below, for the periods indicated, provides selected cash flow information:

	Year Ended, 2025	Year Ended 2024
Net cash provided by (used in) operating activities	$(1,271,544)	$1,990
Net cash used in investing activities	(8,513)	(1,881)
Net cash used in financing activities	3,795,111	(162,902)
Net increase (decrease) in cash	$2,515,054	$(162,793)

Use of cash

The change in net cash used in financing activities was primarily the result of the payment for payable acquisition as well as line of credit repayment.

Source of cash

Cash Flows from Operating Activities

During the year ended December 31, 2025, we used $1,271,544 in operating activities as a result of our net income of $758,478, offset primarily by stock-based compensation of 543,068, amortization of right-of-use assets of $332,399, loss on issuance of preferred stock derivative liability of $5,294,242 offset by change in fair value of derivative liabilities of $7,358,935, and net changes in operating assets and liabilities of $(1,256,556).

During the year ended December 31, 2024, our operating activities provided $1,990 of cash as a result of our net loss of $559,356, offset primarily by stock-based compensation of $414,900, amortization of right-of-use assets of $306,935, and net changes in operating assets and liabilities of $(208,293).

Cash Flows from Investing Activities

During the year ended December 31, 2025, we used $8,513 in investing activities related to the purchase of property and equipment.

During the year ended December 31, 2024, we used $1,881 in investing activities related to the purchase of property and equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2025, our financing activities provided $3,795,111 of cash in proceeds resulting primarily from issuances of preferred stock $8,000,000, offset by payments of payable for the acquisition of $2,342,366 and deferred offering costs of 1,721,228.

During the year ended December 31, 2024, we used $162,902 in financing activities primarily as a result of repayment of lines of credit of $216,742, payments of payable for acquisition of Kirkman of $255,002, offset by proceeds from loans of $301,500 and proceeds from debt facilities of $180,662.

Sources of cash

On November 5, 2025 the company entered into a loan agreement with a third party whereby the company received approximately $169,048. The terms of the loan are for 10 months, with a 7.0% interest rate over the term of the loan.

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

On August 21, 2025, the Company entered into two lines of credit agreements with a third-party whereby the Company received a total of $26,354. The term of the loans were for six months, with a 9% contract interest rate. The loans are to be repaid in Feb 2026.

On April 29, 2025, the Company entered into a loan agreement with a third-party whereby the Company received $100,000. The term of the loan is for 1 year with a 22.95% finance charge.

On March 10, 2025, the Company executed a loan agreement with a related party in the amount of $225,000, with an annual interest rate of 18% and a due date of March 7, 2029.

During the year ended December 31, 2024 the Company entered into multiple lines of credit agreements with third parties to finance invoices to satisfy multiple vendors of which were repaid during the year ended December 31, 2025.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations is based on our audited consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain amounts included in or affecting the audited consolidated financial statements presented in this Form 10-K and related disclosure must be estimated, requiring management to make assumptions with respect to values or conditions which cannot be known with certainty at the time the audited consolidated financial statements are prepared. Management believes that the accounting policies set forth below comprise the most important “critical accounting policies” for the Company. A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results of operations and that involves difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates such policies on an ongoing basis, based upon historical results and experience, consultation with experts and other methods that management considers reasonable in the particular circumstances under which the judgments and estimates are made, as well as management’s forecasts as to the manner in which such circumstances may change in the future.

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

Inventories, net

The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions, including forecasted demand compared to quantities on hand, as well as other factors such as potential excess or aged inventories based on product shelf life, and other factors that affect inventory obsolescence. As of December 31, 2025, the allowance for inventory obsolescence decreased by $53,855 resulting in a reserve of $10,972. As of December 31, 2024 the inventory reserve was $64,827.

Long-Lived Assets

Long-lived assets consist primarily of property and equipment. Long-lived assets are tested for impairment when events and circumstances indicate the assets might be impaired by first comparing the estimated future undiscounted cash flows of the asset or asset group to the carrying value. If the carrying value exceeds the estimated future undiscounted cash flows, an impairment loss is recognized based on the amount that the carrying value exceeds the fair value of the asset or asset group. The Company did not recognize impairment losses during the years ended December 31, 2025, and 2024.

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

During the year ended December 31, 2025, the Company primarily applied fair value measurement to equity-linked financing instruments (warrants and stock issued for services), and historically, to convertible debt and business combination accounting. The majority of the Company’s remaining financial instruments are short-term or bear market-rate interest and therefore approximate fair value.

Derivative liabilities

Accounting for Convertible Preferred Stock and Embedded Derivative Liabilities

The Company issued Series A and Series B convertible preferred stock that contain complex conversion features. The accounting for these instruments requires significant judgment in the application of U.S. GAAP, including ASC 480 – Distinguishing Liabilities from Equity, ASC 815 – Derivatives and Hedging, and ASC 820 – Fair Value Measurement. Management evaluates the contractual terms of these instruments to determine the appropriate classification and measurement of the preferred stock and any embedded features.

Classification of Preferred Stock

Management evaluates whether preferred stock instruments should be classified as liabilities or equity under ASC 480. Instruments are classified as liabilities if they are mandatorily redeemable, require the issuer to repurchase shares by transferring assets, or obligate the issuer to issue a variable number of shares with a fixed or predominantly fixed monetary value.

The Company’s Series A and Series B preferred stock do not contain mandatory redemption provisions, holder put rights, or other obligations requiring the Company to transfer cash or other assets to the holders. Accordingly, management concluded that the preferred stock represents equity instruments and the host contracts are classified within stockholders’ equity.

Embedded Conversion Features

The preferred stock includes conversion features that allow holders to convert the preferred shares into common stock at variable conversion prices that are subject to market-based adjustments, reset provisions, and anti-dilution protections.

Management evaluates these features under ASC 815 to determine whether they must be separated from the host instrument and accounted for as derivatives. This assessment requires judgment regarding whether the features:

●	Meet the definition of a derivative under ASC 815

●	Are clearly and closely related to the host contract

●	Qualify for equity classification under ASC 815-40

The Company concluded that the embedded conversion features meet the definition of derivatives because they are based on the Company’s stock price, involve a notional amount representing the shares issuable upon conversion, require minimal initial investment, and permit net settlement through the issuance of publicly traded shares.

Management further concluded that the conversion features are not clearly and closely related to the equity host instrument and do not qualify for equity classification because the variable conversion pricing and reset mechanisms cause the features to fail the “indexed to the Company’s own stock” requirement under ASC 815-40. Accordingly, the embedded conversion features are bifurcated and recorded separately as derivative liabilities.

Initial Measurement and Allocation of Proceeds

At issuance, the derivative liabilities are measured at fair value. The Company determined the fair value of the embedded conversion features using a Monte Carlo simulation model, which incorporates assumptions regarding expected stock price volatility, expected term, risk-free interest rates, and the impact of contractual reset and floor provisions.

The proceeds received from the issuance of the preferred stock are allocated between the derivative liability and the preferred stock host instrument using the residual method. Under this method, the derivative liability is recorded at fair value and the remaining amount of the proceeds is allocated to the preferred stock. Because the stated value of the preferred shares exceeds the amount allocated to the host instrument, the Company records the difference as a contra-equity discount within stockholders’ equity.

Subsequent Measurement

After initial recognition, the derivative liabilities are remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations. The preferred stock host instrument remains classified within equity and is not subsequently remeasured.

Upon conversion of preferred shares into common stock, the Company derecognizes the associated portion of the derivative liability and adjusts the related equity discount accordingly.

Fair Value Measurements and Significant Estimates

The valuation of the derivative liabilities involves the use of significant unobservable inputs and requires substantial management judgment. Key assumptions used in the valuation model include:

●	Expected volatility of the Company’s common stock

●	Expected term of the instruments

●	Risk-free interest rates

●	Expected conversion behavior and the impact of contractual reset provisions

Because these assumptions are not directly observable in the market, the derivative liabilities are classified as Level 3 measurements within the fair value hierarchy under ASC 820.

Changes in these assumptions or market conditions could materially affect the estimated fair value of the derivative liabilities and result in significant non-cash gains or losses in future reporting periods.

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

(b)	Not applicable.

(c)	Issuer purchases of equity securities: None.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by us as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our financial statements upon adoption.

Our Products

Kirkman Brand

Our “Kirkman” brand products are manufactured in our FDA registered, cGMP certified facility in Lake Oswego, Oregon. Established in 1949, Kirkman specializes in manufacturing nutritional supplements and is one of the oldest companies dedicated to serving the special needs community.

Our Kirkman brand offers more than 150 products, including probiotics, enzymes, vitamins, multivitamins, amino acids, antioxidants, immune support, essential fatty acids, preconception, prenatal supplements, personal care products and other specialty products. Kirkman treats patients with autism spectrum disorders and special dietary needs through an established network of over 2,000 doctors in over 40 countries. Our Kirkman brand operates in 95% of the major subsegments in the supplement industry. Kirkman has a long-standing loyal customer and consumer base due to the rigorous testing of products in compliance with FDA requirements.

Our products under the Kirkman brand include, but are not limited to, the following:

●	Supplements for Autism;	●	Essential Fatty Acids;
●	Oxytocin;	●	Vitamin B12;
●	Vitamin B6 and Magnesium;	●	Glutathione;
●	Melatonin;	●	Amino Acids;
●	Probiotics;	●	Multivitamins and Minerals; and
●	Digestive Enzymes;	●	Antioxidants.

Our products under the Kirkman brand are focused on:

Digestive enzymes: Over the counter oral digestive enzyme supplements are a combination of proteases, which aid protein digestion; lipases, which aid in fat digestion; and amylases, which aid in carbohydrate digestion. These may be prescribed by a doctor in some cases, when the pancreas does not make enough digestive enzymes on its own. People are increasingly taking over the counter (“OTC”) digestive enzymes in lower doses to support general gut health.

Essential fatty acids: Also called omega-3 fatty acids, essential fatty acids are important digestive chemicals that the body cannot make on its own.

P2i (prenatal) Brand

We launched a certified prenatal vitamin in April 2024 for expectant mothers under the ‘P2i by Kirkman’ brand. These vitamins have been specially formulated by our company to provide essential nutrients for both the mother and the developing fetus. The International Federation of Gynecology and Obstetrics (“FIGO”) published a position statement about toxic chemicals and environmental contaminants in prenatal vitamins. FIGO’s recommendation from the October 2023 position statement highlights that patients should only consume, and clinicians should only prescribe, vitamins and supplements that have been independently assessed to make certain they do not contain contaminants. Manufacturers should be held to a standard of production that assures safety and minimizes contaminants and certification of all prenatal vitamins becomes the standard of care. The FIGO Committee report on Climate Change and Toxic Environmental Exposures brought together global scientists to review reputable reference sources for chemicals that have the potential to impact maternal and newborn health, including the USA Environmental Protection Agency, the European Union, and the California EPA. The group of experts recommended several approaches, including:

●	Establishing a list of toxic chemicals and contaminants that should be screened for in prenatal vitamins and reduced to de minimis levels; and

●	Conducting assays of existing vitamins to assess ongoing risk to maternal and newborn health. This work can extend to personal exposure risk by offering women testing for the presence of potentially toxic environmental chemicals. Mass spectrometry currently offers the most comprehensive measurement.

This first publication of a list of toxic chemicals and contaminants represents the most comprehensive testing available at present but does not purport to identify or eliminate all potential sources of toxicity.

We are currently the only certified prenatal vitamin in the market that aligns to the FIGO position statement. We have formulated and produced a prenatal vitamin called P2i by Kirkman. There are approximately 3.6 million pregnancies alone in the United States (https://www.cdc.gov/nchs/fastats/births.htm) and the initial market focus for this product will be the United States with the expectation to expand globally since FIGO’s position statement reaches all countries.

The P2i by Kirkman prenatal vitamin has been certified by The FORUM, a nonprofit 501(c)(3) organization dedicated to promoting low-toxicity standards for prenatal healthy products. The FORUM operates under a Memorandum of Understanding (MOU) with FIGO, a globally recognized organization of obstetricians and gynecologists. This MOU establishes a shared objective to reduce environmental toxicity in prenatal products.

The certification process involves rigorous testing and evaluation to ensure compliance with The FORUM’s low-toxicity standards, which align with FIGO’s objectives for maternal and fetal health. These standards include:

●	Analysis of 24 heavy metals, ensuring levels are below stringent safety thresholds;

●	Testing for the presence of 120 toxic chemicals, such as pesticides and endocrine disruptors, with strict limits to prevent potential harm; and

●	Utilization of ISO 17025-accredited laboratories for all testing to ensure reliability and reproducibility of results.

Purity Labs, an ISO 17025-accredited laboratory, as directed by The FORUM, conducted testing, which confirmed the product’s compliance with The FORUM’s criteria. Based on this testing, The FORUM issued its certification, indicating that Kirkman’s prenatal vitamin meets its standards for low toxicity and safety.

Tru2u.Health

The Company has launched a health & wellness platform that includes the marketing of supplements and an outsourced partnership with CareValidate. There are currently 10 supplements utilizing existing formulations that will be sold under the Tru2u brand. The supplements are the following:

●	Multi Vitamin	●	Biotin
●	B Complex	●	Magnesium / Melatonin
●	Vitamin D	●	Co10
●	L-Theanine	●	Phosphatidylserine
●	Bone Support	●	Vitamin C

www.Tru2u.health is a consumer-facing telehealth and wellness platform that combines board-certified clinical support with personalized treatment plans, medication-based therapies, and the Company’s existing portfolio of science-backed nutraceutical products. The platform is structured to onboard patients nationwide in compliance with applicable state telehealth and prescribing regulation.

The platform’s core service components include:

●	Board-Certified Telehealth Support: Virtual clinical consultations and ongoing medical oversight provided by licensed physicians experienced in weight-management and metabolic health.

●	Medication-Based Wellness Protocols: Clinically guided GLP-1 weight management programs and other peptide-based treatment protocols offered under physician supervision where appropriate.

●	Clean Supplement Integration: Access to the Company’s premium, science-based nutritional supplement products as part of comprehensive treatment and wellness plans.

Tru2u.health will provide personalized plans based on the consumer needs, with an emphasis on convenience, regulatory compliance, and transparency. The platform’s go-to-market strategy includes digital acquisition and awareness initiatives supported by external influencers with substantial combined audience reach to drive national awareness and consumer engagement.

The launch of www.Tru2u.health aligns with broader consumer trends toward integrated, digitally delivered health solutions that combine clinical oversight with convenient access to therapeutic and supplemental products. The platform is intended to augment the Company’s existing direct-to-consumer channels, strengthen its recurring revenue streams, and extend its competitive positioning within the evolving health and wellness ecosystem.

To facilitate the telehealth and wellness protocols within the wellness platform, we have entered into a commercial services agreement with CareValidate. CareValidate delivers HIPAA-compliant digital workflows and automated care coordination that support the entire patient journey — from eligibility and intake through scheduling, medication routing, lab orders, and follow-up communications — helping reduce administrative burden, improve accuracy, and enhance the patient experience. CareValidate’s solutions are built to support regulated healthcare use cases while delivering a consistent, secure, and compliant digital experience for both providers and patients

Competitive Strengths

The Kirkman brand has been in business for over 70+ years with a loyal and repeat consumer base. We believe that this loyalty is a direct response to our high purity and quality standards that we maintain. As a result:

●	We source all materials from high quality suppliers.

●	We test finished goods in certified laboratories with state-of-the-art equipment and manufacture our supplements in US-based cGMP certified and FDA Selling facility located in Lake Oswego, Oregon.

●	The FDA requires that we conduct at least one appropriate test or examination to verify and identify any component that is a dietary ingredient.

●	We conduct ingredient testing by verifying the identity through ISO certified 3rd party laboratories.

●	We test for the presence of residual solvents and pesticides (where applicable) of up to 24 heavy metals and microbial contamination that could lead to illness or death. Microbial tests can include, but are not limited to, aerobic plate count, yeast & mold, coliforms, E. coli, pseudomonas, staphylococcus aureus, bile tolerant gram negative, salmonella, aflatoxins and listeria.

●	Heavy metals testing includes beryllium, aluminum, vanadium, chromium, manganese, cobalt, nickel, copper, zinc, arsenic, selenium, molybdenum, palladium, silver, cadmium, tin, antimony, barium, tungsten, platinum, thallium, lead, uranium and mercury.

●	For incoming raw ingredients, we ID using a variety of methods. The FDA requires that a finished batch of the dietary supplement meets product specifications for identity, purity, strength, composition, and for limits on those types of contamination that may adulterate or that may lead to adulteration of the finished batch of the dietary supplement. This can be conducted for a subset of finished dietary supplement batches through a sound statistical sampling plan (or for every finished batch). For our business, we test every batch of products to ensure heavy metals are below California’s Pop 65 limits. In addition, every batch is tested for microbial contamination.

The Kirkman brand’s 70+ year history in the industry, along with our rigorous material testing, allows Kirkman to use statistical sampling to ensure the identity, purity and strength of each product is met. Our formulations use proprietary blends. The FDA does not require any testing on dietary supplements whereas we test for approximately 90 metals and toxins in our raw materials.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks arising in the ordinary course of business, primarily including interest rate risk, foreign currency exchange risk, commodity and input cost risk, and equity price risk. We do not currently use derivative financial instruments to hedge these exposures.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our financing activities, including outstanding fixed-rate debt and prior preferred equity instruments with stated dividend obligations.

As of December 31, 2025, our debt instruments bear fixed interest rates, of approximately 7- 23%. Accordingly, changes in market interest rates do not materially affect current interest expense.

However, increases in prevailing interest rates could:

●	Increase the cost of future debt financings

●	Adversely affect our ability to obtain capital on favorable terms

A hypothetical 100 basis point increase in market interest rates would not have had a material impact on our results of operations for the year ended December 31, 2025, but could increase future borrowing costs.

Foreign Currency Exchange Risk

We are exposed to foreign currency exchange risk through:

●	Sales to international distributors in approximately 45 countries

●	Procurement of raw materials from foreign suppliers

A portion of our raw materials is sourced internationally, including from China and other jurisdictions.

Fluctuations in exchange rates may impact:

●	The cost of imported materials

●	The value of revenues generated from foreign markets

We do not currently hedge foreign currency exposures. A 10% adverse movement in foreign currency exchange rates could increase input costs and/or reduce international revenues; however, the overall impact is not expected to be material based on current exposure levels.

Commodity and Input Cost Risk

We are subject to risks associated with changes in the cost and availability of raw materials, including nutraceutical ingredients, packaging materials, and transportation inputs.

These costs are influenced by:

●	Global supply chain dynamics

●	Inflationary pressures

●	Tariffs and trade policies, including U.S. import tariffs

For the year ended December 31, 2025, our sourcing was geographically diversified, with approximately one-third of raw materials obtained domestically, one-third from China, and the remainder from other international sources.

A 10% increase in raw material or logistics costs, if not offset through pricing or cost controls, could have a material adverse effect on gross margins.

Equity Price Risk

We are exposed to equity price risk due to:

●	The market price volatility of our common stock

●	Conversion features embedded in preferred stock and convertible instruments

The market price of our common stock has been volatile since listing and is influenced by factors beyond our control, including market conditions and investor sentiment.

Declines in our stock price may:

●	Increase dilution from convertible securities

●	Limit access to equity financing

●	Adversely affect our valuation

We do not hold equity investments in other companies and therefore do not have direct exposure to changes in third-party equity prices.

Inflation and Macroeconomic Risk

Our operations are subject to broader macroeconomic conditions, including:

●	Inflation

●	Interest rate increases

●	Geopolitical instability

●	Supply chain disruptions

These factors may increase costs, reduce consumer demand, and adversely affect our distributors’ purchasing behavior. While we attempt to mitigate these risks through pricing and cost management strategies, we cannot assure that such measures will be effective.

Risk Management

We manage market risk through:

●	Diversification of suppliers and sourcing regions

●	Ongoing monitoring of input costs and pricing strategies

●	Maintaining primarily fixed-rate financing structures

We currently do not utilize derivative instruments or hedging strategies.

Based on our current operations and capital structure, we do not believe that market risk exposures had a material effect on our financial condition or results of operations for the year ended December 31, 2025. However, adverse changes in interest rates, foreign currency exchange rates, input costs, or equity markets could have a material adverse effect in future periods.

Item 8. Financial Statements and Supplementary Data.

See the Index to the Financial Statements beginning on page F-1 below.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the existence of the material weaknesses in the Company’s internal control over financial reporting.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of December 31, 2025 were not effective, and notwithstanding material weaknesses in our internal control over financial reporting, management believes that the audited consolidated financial statements and related financial information included in this Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The responsibility, estimates and judgments made by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.

Our management assessed the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) in Internal Control Integrated Framework. Based on the evaluation. The Company management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025, and noted the following deficiencies that we believe to be a material weakness.

1.	Management Override of Controls

Based on our understanding and testing of the journal entries, the Company did not have sufficient control in reviewing and approving manual journal entries. We recommend the Company to have both the CEO and CFO approve all journal entries before posting into the system.

2.	Improving Financial Reporting Within the Organization

During our audit and based on our proposed adjustments in the consolidated financial statements and footnotes, the Company needs to hire additional accountants with expertise to handle more complex accounting topics such as business combination, stock compensation, derivative liability, etc. and enhance technical skills in preparing the financial report.

3.	Insufficient Support for Revenue Recognition

The Company failed to retain and provide certain documentation, specifically proof of delivery of certain products when tested. The Company does not have documented retention policies and procedures (e.g. phone orders).

4.	Inaccurate Presentation and Recording of Preferred Stock Series A and B

The Company did not consistently apply U.S. GAAP ASC 480, 815, and 820 when presenting and recording the valuation of its convertible Preferred Stock Series A and B. The Company did not recognize the proper derivative liability accounting and estimate of fair value on the embedded derivatives at issuance date and year end.

5.	Inventory Allowance

We identified a material weakness in the Company’s internal control over financial reporting associated with inventory allowance. Specifically, management did maintain effective controls to support and review the assumptions and data used in estimating the inventory allowance. This deficiency resulted in inventory and cost of goods sold to be misstated as adjustments to reflect excess, obsolete, or slow-moving inventory may not be accurately or timely recorded.

6.	Non-compliance with Contractual Details

The Company failed to follow all the details stipulated in its material contracts, which may result in improper accounting treatment of transactions and potential legal ramifications. This deficiency highlights a breakdown in contract management and compliance, which could lead to material misstatements in its financial reporting.

7.	Improper accrual of expenses and liabilities

A significant material weakness has been identified in the Company’s financial reporting related to the accrual of expenses. It was discovered that certain expenses were not accrued in the correct accounting period, leading to an overstatement or understatement of expenses and the related liabilities. Specifically, some expenses were either not recorded in the appropriate period end in which they were incurred or were incorrectly allocated to future or prior periods.

Changes in Internal Controls Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

The Company issued securities in accordance with an exemption provided by Section 4(a)(2) of the Securities Act, which exempts transactions conducted by the issuer that do not constitute public offerings and are therefore exempt from registration requirements. None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is information regarding our directors and executive officers as of the date of this annual report.

Name	Age	Position
Eric Gripentrog	57	Chief Executive Officer and Chairman of the Board of Directors
Tariq Rahim	38	Chief Financial Officer, Principal Accounting Officer and Director
Lourdes Felix	57	Director
Steven Rossi	39	Director
Girard Smith	63	Director

Business Experience

The following is a brief overview of the education and business experience of each of our directors, executive officers and director nominees during at least the past five years, including their principal occupations or employment during the period, the name and principal business of the organization by which they were employed.

Eric Gripentrog, Chief Executive Officer and Director

Mr. Gripentrog combines over 30 years of experience in the Consumer-Packaged Goods industry (“CPG”). Previously, he worked with three other companies in the CPG space holding several positions including CEO, SVP, and other senior management positions including Board Member. From 1992 to 2018, Eric held multiple roles in the Kellogg Company, both domestically and internationally (Europe and Latin America) leading business units with P&L responsibility. His last two roles at the Kellogg Company were Vice President/General Manager of the Caribbean business unit from 2009 to 2014; and Vice President, Strategy and Operations for North America from 2014 - 2018. From 2018 to 2019, Mr. Gripentrog was the SVP and General Manager of Panera Bread’s Consumer Packaged Goods division. This senior management position led this business unit covering six different product categories. He grew this division double-digit in both top-line and bottom-line performance, and his CPG division outperformed all other Panera business units and functions. From 2019 to 2020, Eric was the CEO and board member for Gina Cucina, Inc, a company involved in manufacturing and selling fresh soup into the retail grocery outlets and direct-to-consumer. His expertise in leading a business, managing the P&L and identifying margin enhancing opportunities for both business-to-business and direct-to-consumer clientele is critically important for the current role. Since 2020 Eric has been acting as the CEO of Hemptown USA, a director of Functional Brands, and a director of HTO Nevada, dba Kirkman. Whether Eric is leading a multi-billion-dollar operation or a small start-up; his experience in developing strategic plans and policies to bring the company vision to reality, implementing supporting plans, budgeting and forecasting, communicating with the Board of Directors, tracking company performance and establishing a high performing working culture, will enable his success in his current CEO role. Eric has an undergraduate degree from Western Michigan University.

Tariq Rahim, Chief Financial Officer, and Director

Mr. Rahim brings over 15 years of professional experience with over 10 years as a qualified Chartered Professional Accountant (CPA, CA – Canada). Having worked in a wide variety of industries including cannabis, hemp, prop-tech, professional services spaces, among others. In addition to his current position as CFO at the Company since April 2023 and VP, Finance since June 2021, his previous roles included Controller at Nobul (prop-tech startup) from June 2020 to June 2021 and Controller at Tokyo Smoke (cannabis start-up) from September 2018 to May 2020. Beginning his post-qualification careers in the Fall of 2011, he has held consistently progressive roles from a junior in public accounting leading up to the current position as an executive. Having worked with companies ranging in size from small to multi-million dollar publicly listed companies, he has tremendous experience in leveraging his financial skills to lead companies and clients through the full gamut of accounting and finance challenges – strategic planning, financial reporting, financial planning & analysis, budgeting & forecasting, to mention just a few. From 2018 onward, Mr. Rahim focused his career on startups and utilizing his experience to build and scale. Since 2021 Tariq has been serving as CFO of Hemptown USA, director of Functional Brands, and director of HTO Nevada, dba Kirkman. He has an Honors Bachelor of Accounting degree in Accounting from Brock University.

Girard Smith, Director

Girard Smith is the general manager, growth strategy and solutions, and a member of the executive leadership team for Market Performance Group (MPG), a leading omnichannel commerce strategy and services agency. He is a highly accomplished business leader with extensive strategic and operational experience. Over the course of his career, he has successfully built and scaled numerous consumer packaged goods brands, driving exceptional growth, innovation, and operational excellence within the omnichannel commerce landscape. Girard brings a unique blend of visionary leadership, entrepreneurial thinking, and strategic depth. He has a proven track record for delivering transformative results and building high-performing teams. In his current role with MPG, Girard leads a team focused on enabling consumer packaged goods brands to thrive across the omnichannel marketplace, including in-store, Amazon, and direct to consumer retail. He leads the commercial consulting practice, supporting various client needs including due diligence, commercial investment, brand strategy, go-to-market strategy, and learning & development. He also leads the full-funnel marketing practice, which includes strategy, creative, media, social commerce, and end-to-end business management. Over a 25-year career at Bayer Consumer Health, Girard held executive leadership positions in marketing (Nutritional & OTC), Sales, and consumer research. Girard was recognized as a paradigm shifter, credited with identifying entrepreneurial solutions to address key challenges and opportunities, and enabling the company to gain a leading edge in the marketplace. He is recognized for restructuring Bayer’s strategic and operational approach to the VMS category, to better leverage unique marketplace opportunities. His contributions led to category-defining product innovations and numerous game-changing initiatives in multivitamins and supplements. His new business model shaped the market in the company’s favor over many years. Under his leadership, Bayer achieved significant growth of its $1 billion Nutritionals & Digestive Health portfolio, and the One A Day brand achieved the #1 position in the adult multivitamin category. He also delivered market-leading organic growth for Bayer’s OTC business, revitalizing underperforming digestive health brands, while propelling significant market share growth for MiraLAX, the #1 laxative brand. In addition, he played a leading role in the acquisition and integration of the North American commercial activities for the Merck Consumer Health business. Girard’s experience also includes his former role as an operating partner and board member for NetWell Nutrition, a private equity-owned company with a portfolio of premium eCommerce brands delivering clean-label, science-based products. In addition, he served on the board of directors and executive committee of the Council for Responsible Nutrition (CRN), the leading industry association for dietary supplement and functional food manufacturers, and B2B ingredient suppliers.

We believe that Mr. Smith’s vast experience as a member of several companies’ board of directors, his education, and professional credentials qualify him to serve as a member of the Company’s Board of Directors.

Lourdes Felix, Director

Ms. Felix is a female Hispanic entrepreneur and corporate finance executive with 30 years of combined experience in capital markets, public accounting, and the private sector who is driven by a passion for helping others. She presently serves as chief executive officer, chief financial officer and director of BioCorRx Inc. (OTCQB: BICX), a biotech company and leader in addiction treatment solutions and related disorders. She has been with BioCorRx since October 2012. Lourdes is also one of the founders and president of BioCorRx Pharmaceuticals Inc., a majority owned subsidiary of BioCorRx Inc that is focused on the development of addiction treatments and related disorders. Prior to joining BioCorRx her experience was in the private sector, public accounting including audit and public company experience. She has principles in finance, accounting, budgeting and internal control, including GAAP, SEC, and SOX Compliance. Thorough knowledge of federal and state regulations. Ms. Felix successfully managed and produced SEC regulatory filings. She has extensive experience in developing and managing financial operations. Lourdes has provided treasury and cash management functions. Ms. Felix is an excellent leader with a track record of documented contributions leading to improved financial performance, heightened productivity, and enhanced internal controls. Ms. Felix led corporate relationships with various major accounting firms and attorneys in preparing SEC filings and audited financial statements. Lourdes is very active in the Hispanic community and speaks fluent Spanish. Lourdes holds a Bachelor of Science degree in Accounting from the University of Phoenix. Since 2021 Ms. Felix has served as a member of the board of directors, audit committee chair, member compensation committee of Siyata Mobile Inc. (NASDAQ: SYTA). Since 2023, Ms. Felix has served as a member of the board of directors, compensation committee chair of Avalon Globocare (NASDAQ: ALBT)

We believe that Ms. Felix’s vast experience as a member of several companies’ board of directors, her education, and professional credentials qualify her to serve as a member of the Company’s Board of Directors.

Steven Rossi, Director

Steven Rossi has served as the Chief Executive Officer, President, Secretary and Chair of the Board of Directors of WorkSport since November 7, 2014. Mr. Rossi attended the University of Toronto from 2005 to 2007, majoring in Life Science and pausing his post-secondary education to begin his career as an entrepreneur, visionary, and founder. Mr. Rossi founded two automotive-based companies in 2005 and 2006, respectively, and he managed and grew their respective operations for several years. Mr. Rossi then founded WorkSport Ontario, a wholly owned operating entity of WorkSport,, in 2011, and he has since been granted numerous patents across the United States and Canada – all of which he assigned exclusively to WorkSport. In a short time since raising substantial funds in 2021 with which to grow WorkSport, Mr. Rossi has been instrumental in retrofitting a distribution facility in West Seneca, New York into a manufacturing facility. He was further responsible for facilitating the research and development and planning the launch of new tonneau cover product lines; as these product lines were well-received by the consumer market, and as demand for them increased, Mr. Rossi then orchestrated the scaling of production through coordinating with teams across multiple states and disciplines to meet consumer demand. Through his two decades of business experience in the automotive sector, Steven Rossi possesses the knowledge and experience in establishing, managing, and growing companies that aid him in efficiently and effectively identifying and executing the Company’s strategic priorities.

We believe that through his experience as a CEO and Director of a publicly traded company, Mr. Rossi brings extensive knowledge as a member of the Company’s Board of Directors.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

The Board’s Role in Risk Oversight

The board of directors oversees that the assets of our Company are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the board’s oversight of the various risks facing our company. In this regard, our board seeks to understand and oversee critical business risks. Our board does not view risk in isolation. Risks are considered in virtually every business decision and as part of our business strategy. Our board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for our company to be competitive on a global basis and to achieve its objectives.

While the board oversees risk management, company management is charged with managing risk. Management communicates routinely with the board and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

Our board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration. Much of this work has been delegated to committees, which will meet regularly and report back to the full board. The audit committee oversees risks related to our financial statements, the financial reporting process, accounting and legal matters, the compensation committee evaluates the risks and rewards associated with our compensation philosophy and programs, and the nominating and corporate governance committee evaluates risk associated with management decisions and strategic direction.

Independent Directors

NASDAQ’s rules generally require that a majority of an issuer’s board of directors consist of independent directors. Our board of directors currently consists of five (5) directors, with three (3) directors, with Girard Smith, Lourdes Felix and Steven Rossi considered independent within the meaning of NASDAQ’s rules. We have entered into independent director agreements with Girard Smith, Lourdes Felix and Steven Rossi, whose tenure became effective and commenced November 5, 2025. As a result of these board changes, our board of directors consists of five directors, three of whom are independent within the meaning of NASDAQ’s rules.

Committees of the Board of Directors

Our board has established an audit committee, a compensation committee, and a nominating and corporate governance committee, each with its own charter approved by the board. The committee charters have been filed as exhibits to the registration statement of which this annual report is a part. Upon completion of this offering, we intend to make each committee’s charter available on our website at https://functionalbrandsinc.com/.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

Girard Smith, Lourdes Felix and Steven Rossi, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and NASDAQ’s rules, will serve on our audit committee upon their appointment to the board, with Lourdes Felix serving as the chairman. Our board has determined that Lourdes Felix qualifies as an “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.

The audit committee is responsible for, among other things: (i) retaining and overseeing our independent accountants; (ii) assisting the board in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors and our compliance with legal and regulatory requirements; (iii) reviewing and approving the plan and scope of the internal and external audit; (iv) pre-approving any audit and non-audit services provided by our independent auditors; (v) approving the fees to be paid to our independent auditors; (vi) reviewing with our chief executive officer and principal financial officer and independent auditors the adequacy and effectiveness of our internal controls; (vii) reviewing hedging transactions; and (viii) reviewing and assessing annually the audit committee’s performance and the adequacy of its charter.

Compensation Committee

Girard Smith, Lourdes Felix and Steven Rossi, each of whom satisfies the “independence” requirements of Rule 10C-1 under the Exchange Act and NASDAQ’s rules, will serve on our compensation committee upon their appointment to the board, with Girard Smith serving as the chairman. The members of the compensation committee are also “outside directors” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and “non-employee directors” within the meaning of Section 16 of the Exchange Act. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation relating to our directors and executive officers.

The compensation committee is responsible for, among other things: (i) reviewing and approving the remuneration of our executive officers; (ii) making recommendations to the board regarding the compensation of our independent directors; (iii) making recommendations to the board regarding equity-based and incentive compensation plans, policies and programs; and (iv) reviewing and assessing annually the compensation committee’s performance and the adequacy of its charter.

Nominating and Corporate Governance Committee

Girard Smith, Lourdes Felix and Steven Rossi each of whom satisfies the “independence” requirements of NASDAQ’s rules, will serve on our nominating and corporate governance committee upon their appointment to the board, with Steven Rossi serving as the chairman. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

The nominating and corporate governance committee will be responsible for, among other things: (i) identifying and evaluating individuals qualified to become members of the board by reviewing nominees for election to the board submitted by stockholders and recommending to the board director nominees for each annual meeting of stockholders and for election to fill any vacancies on the board; (ii) advising the board with respect to board organization, desired qualifications of board members, the membership, function, operation, structure and composition of committees (including any committee authority to delegate to subcommittees), and self-evaluation and policies; (iii) advising on matters relating to corporate governance and monitoring developments in the law and practice of corporate governance; (iv) overseeing compliance with the our code of ethics; and (v) approving any related party transactions.

The nominating and corporate governance committee’s methods for identifying candidates for election to our board of directors (other than those proposed by our stockholders, as discussed below) will include the solicitation of ideas for possible candidates from a number of sources - members of our board of directors, our executives, individuals personally known to the members of our board of directors, and other research. The nominating and corporate governance committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

In making director recommendations, the nominating and corporate governance committee may consider some or all of the following factors: (i) the candidate’s judgment, skill, experience with other organizations of comparable purpose, complexity and size, and subject to similar legal restrictions and oversight; (ii) the interplay of the candidate’s experience with the experience of other board members; (iii) the extent to which the candidate would be a desirable addition to the board and any committee thereof; (iv) whether or not the person has any relationships that might impair his or her independence; and (v) the candidate’s ability to contribute to the effective management of our company, taking into account the needs of our company and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which we operate.

No person entitled to vote at an election for directors may cumulate votes to which such person is entitled, unless, at the time of such election, the corporation is subject to Section 2115(b) of the CGCL. During such time or times that the corporation is subject to Section 2115(b) of the CGCL, every stockholder entitled to vote at an election for directors may cumulate such stockholder’s votes and give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of votes to which such stockholder’s shares are otherwise entitled, or distribute the stockholder’s votes on the same principle among as many candidates as such stockholder thinks fit. No stockholder, however, shall be entitled to so cumulate such stockholder’s votes unless (i) the names of such candidate or candidates have been placed in nomination prior to the voting and (ii) the stockholder has given notice at the meeting, prior to the voting, of such stockholder’s intention to cumulate such stockholder’s votes. If any stockholder has given proper notice to cumulate votes, all stockholders may cumulate their votes for any candidates who have been properly placed in nomination. Under cumulative voting, the candidates receiving the highest number of votes, up to the number of directors to be elected, are elected.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

Item 11. Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Eric Gripentrog	2025	$293,333	$293,333	$500,000	$-	$-	$1,086,666
Chief Executive Officer	2024	$280,000	$-	$-	$-	$-	$280,000

Tariq Rahim	2025	$200,000	$-	$-	$-	$-	$200,000
Chief Financial Officer	2024	$200,000	$-	$-	$-	$-	$200,000

Employment Agreements

Employment Agreement – Eric Gripentrog, CEO

Effective as of March 1, 2025, and as amended on February 18, 2026, the employment agreement has an original term of 12 months subject to automatic renewal unless terminated for cause. Effective upon achieving the listing of the Company’s common stock on NASDAQ (November 5,2025), Mr. Gripentrog’s annual salary was increased to $360,000. He is also entitled to an annual bonus up to 100% of his annual salary as determined by the Compensation Committee in its discretion. Mr. Gripentrog is also entitled to a performance-based equity awards based upon achieving the following:

(a)	Restricted Stock Units as a result of achieving listing on NASDAQ, $500,000 which vests as follows: $166,666 on May 5, 2026, $166,666 on January 5, 2027 and $166,668 on June 7, 2027, with such shares to be determined by the closing price of the Company’s common stock on the date of vesting.

(b)	The value of $500,000 worth of Company common stock upon closing of each acquisition post Direct Listing with such shares valued at the price of the Company’s stock upon completion of the acquisition.

(c)	The value of $250,000 worth of Company common stock upon the Company achieving positive EBIDTA for the first time in any calendar year with such shares valued at the price of the Company’s stock at the end of such calendar year.

(d)	The value of $1,000,000 worth of Company common stock upon the Company achieving a positive EBIDTA of $5 million for the first time in any calendar year with such shares valued at the price of the Company’s stock at the end of such calendar year.

(e)	The value of $1,000,000 worth of Company common stock upon the Company achieving a first time market valuation of $100 Million.

(f)	The value of $2,500,000 worth of Company common stock upon the Company achieving a first time market valuation of $250 Million.

During the Term, if (i) a Change in Control has occurred, Mr. Gripentrog shall be paid a bonus (the “Change in Control Transaction Bonus”), in cash, equal to two (2) times the Base Salary as in effect immediately before such Change in Control. If applicable, the Change in Control Transaction Bonus shall be paid in a lump sum within fifteen (15) days after the consummation of such Change in Control and the following certification by the Board of the occurrence of such Change in Control.

“Change in Control” means the occurrence, in a single transaction or in a series of related transactions, of any one or more of the following events:

(i)	A transaction or series of transactions (other than an offering of common stock to the general public through a registration statement filed by the Company with the Securities and Exchange Commission) whereby any “Person” or related “group” of “persons” (as such terms are used in Sections 13(d) and 14(d)(2) of the Exchange Act) (other than the Company, any of its subsidiaries, any benefit plan maintained by the Company or any of its subsidiaries or a “Person” that, prior to such transaction, directly or indirectly controls, is controlled by, or is under common control with, the Company) directly or indirectly acquires beneficial ownership (within the meaning of Rule 13(d)(3) under the Exchange Act) of securities of the Company possessing more than fifty percent (50%) of the total combined voting power of the Company’s securities outstanding immediately after such acquisition;

(ii)	The consummation by the Company (whether directly involving the Company or indirectly involving the Company through one or more intermediaries) of (x) a merger, consolidation, reorganization, or business combination, or (y) a sale or other disposition of all or substantially all of the Company’s assets in any single transaction or series of related transactions:

(A)	which results in the Company’s voting securities outstanding immediately before the transaction continuing to represent (either by remaining outstanding or by being converted into voting securities of the Company or the Person that, as a result of the transaction, controls, directly or indirectly, the Company or owns, directly or indirectly, all or substantially all of the Company’s assets or otherwise succeeds to the business of the Company (the Company or such Person, the “Successor Entity”) directly or indirectly, at least a majority of the combined voting power of the Successor Entity’s outstanding voting securities immediately after the transaction, and

(B)	after which no Person or group beneficially owns voting securities representing fifty percent (50%) or more of the combined voting power of the Successor Entity; provided, however, that no Person or group shall be treated as beneficially owning fifty percent (50%) or more of the combined voting power of the Successor Entity solely as a result of the voting power held in the Company prior to the consummation of the transaction.

Employment Agreement – Tariq Rahim, CFO

Effective as of April 1, 2023, the employment agreement has an original term of 12 months and has not been renewed. In addition to the salary described above, the CFO will be issued 27,265 company restricted stock units with an exercise price and vesting period to be determined after the initial public offering and 196,307 stock options with an exercise price and date of issuance to be determined by the Company’s board of directors, with an expiration term of three years after termination of the employment agreement unless terminated for cause. The CFO is also entitled to a performance-based bonus payout as set forth in the chart below, after giving effect to the Reverse Stock Split:

Consolidated Revenue Target (USD)	Functional Brands Inc. Stock Payout (common shares)
Below $10,000,000	27,265
$10,000,000	54,530
$15,000,000	81,795
$20,000,000	109,059
$25,000,000	136,324
$30,000,000	163,589
$35,000,000	190,854
$40,000,000	218,119

Outstanding Equity Awards at Fiscal Year-End

Except as described in the employment agreement above, no executive officer named above had any unexercised options, stock that has not vested or equity incentive plan awards outstanding as of December 31, 2025, and 2024.

Director Compensation

Independent Director Agreements

On February 17, 2026, the Company entered into formal agreements with the Company’s independent directors (the “Independent Director Agreements”), Girard Smith, Lourdes Felix, and Steven Rossi (the “Independent Directors”). Under the Independent Director Agreements, each Independent Director will be entitled to (i) annual cash compensation totaling $60,000 and (ii) receive an initial grant, upon board of directors and stockholder approval of the Company’s proposed 2026 Equity Incentive Plan, of such number of stock options as may be determined by the board of Directors of the Company, such options shall vest on the date of grant, and quarterly thereafter. The Independent Directors may also be entitled to annual cash compensation for services on committees of the Board. The Independent Director Agreements also provide for indemnification of each Independent Director by the Company.

Equity Incentive Plans

Long-Term Incentive Plans. We currently do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans, nor do we provide non-qualified deferred compensation to our officers or employees, and therefore, the Summary Compensation Table above does not include columns for nonequity incentive plan compensation and nonqualified deferred compensation earnings since there were none.

Employee Pension, Profit Sharing or other Retirement Plans. We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

2026 Incentive Plan. The Compensation Committee and the board of directors are currently considering adopting a Equity Incentive Plan providing for a variety of equity and equity related awards which may be provided to officers, directors, employees, consultants and service providers. If such plan is approved by the Committee and the board, it will be submitted for the approval of stockholders at a special meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our voting securities as of the date of this annual report by (i) each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our voting securities, (ii) each of our executive officers, (iii) each of our directors and director nominees and (iv) all of our directors, director nominees and executive officers as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their common stock; and

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person or any member of such group has the right to acquire within sixty (60) days of the date of this annual report. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of the date of this annual report are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

The percentages below are calculated based on 20,796,504 shares of our common stock, and no shares of preferred stock, issued and outstanding as of March 24, 2026. We do not have any outstanding options, warrants exercisable for, or other securities convertible into shares of our common stock within the next 60 days which are deemed beneficially owned by the holder thereof. The Registered Stockholders have not, nor have they within the past three years had, any position, office, or other material relationship with us, other than as disclosed in this annual report. See “Management’s Discussion & Analysis of Financial Results and Condition” and “Certain Relationships and Related Party Transactions” for further information regarding the Registered Stockholders. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o our company, Functional Brands Inc., 6400 SW Rosewood Street, Lake Oswego, Oregon 97035.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Eric Gripentrog	Common Stock	710,924	3.42%
Tariq Rahim	Common Stock	174,496	0.84%
All Officers and Directors as a Group (5)	Common Stock	885,420	4.26%

(1)	After giving effect to the Reverse Stock Split.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as described below, there were no transactions during the fiscal years ending December 31, 2025 and 2024, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Debt facility with related parties

On March 7, 2025, the Company executed a loan agreement with Eric Gripentrog, our Chief Executive Officer, in the amount of $225,000, with an annual interest rate of 18%, with a maturity date of March 7, 2029.

On March 11, 2024, the Company executed a loan agreement with Mr. Gripentrog in the amount of $130,000, with an annual interest rate of 20%, with a maturity date of March 10, 2031.

Director Independence

Messrs Rossi and Smith and Ms. Felix all meet the standards for qualification as independent directors required by Nasdaq and constitute a majority of the Company’s directors.

Item 14. Principal Accountant Fees and Services.

The following table provides information regarding the professional audit services and other services rendered to us by TADD LLP. for the years ended December 31, 2025, and 2024. All fees described below were approved by Board:

Fee Type	2025		2024
Audit Fees		$250,089		$355,808
Audit-Related Fees	$		$
Tax Fees	$		$
All Other Fees	$		$
Total		$250,089		$355,808

Audit-Related Fees

During 2025 and 2024, there were no fees paid to our principal accountants in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The 2024 audit fees include the audit fee for 2002 and 2023 as well. No other fees were billed by principal accountants for the last two years that were reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no fees billed by principal accountants during the last two fiscal years for professional services rendered for tax compliance, tax advice, or tax planning. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

All Other Fees

There were no other non-audit-related fees billed to us by principal accountants in 2025 or 2024.

Pre-Approval Policies and Procedures

Engagement of accounting services by us is not made pursuant to any pre-approval policies and procedures. Rather, we believe that our accounting firm is independent because all of its engagements by us are approved by our Board of Directors prior to any such engagement. All fees listed above were pre-approved in accordance with this policy.

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Annual Report:

(1)	The Company’s consolidated financial statements and related notes thereto are listed and included in this Annual Report (Item 8).

(2)	Financial statement schedules have been omitted either because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto.

(3)	Report of Independent Registered Public Accounting Firm.

(4)	Notes to Financial Statements.

(b)	Exhibits:

The exhibits listed in the following Exhibit Index are filed as part of this Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
3.2	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
3.3	Amendment Name Change (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
3.4	Cert of Amendment Increase Authorized Shares (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
3.5	Cert of Amendment Reverse Split and Increase of authorized (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
3.6	Consent Resolution – Reverse Split (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
3.7	Bylaws of Functional Brands Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
3.8	Amendment No. 1 to the Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 4, 2026).
3.9	Form (Revised) of Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Share (incorporated by reference to Exhibit 3.8 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
3.10	Form (Revised) of Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Share (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
3.11	Form of Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Shares (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 13, 2026).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
4.2	Form of Placement Agent’s Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
4.3	Amendment to the Placement Agent’s Warrant (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
4.4	Form of Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 13, 2026).
4.5*	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Asset Purchase Agreement dated June 28, 2019 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
10.2	Amendment No. 1 to the Asset Purchase Agreement dated November 30, 2021 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
10.3	Amendment No. 2 to the Asset Purchase Agreement dated May 16, 2022 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
10.4	Trademark Assignment Agreement dated July 11, 2019 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
10.5	Domain Names Transfer Agreement dated July 11, 2019 (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
10.6	Assignment of Intangible Assets dated July 11, 2019 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
10.7	Employment Agreement, effective March 11, 2025, between, Functional Brands Inc. and Eric Gripentrog (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
10.8	Employment Agreement, dated April 1, 2023, between HTO Holdings Inc., Functional Brands Inc. and Hemptown Organics Corp., and Tariq Rahim (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
10.9	ISO Certification - Purity Labs (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
10.10	Kirkman Certification validation from Purity (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
10.11	Testing Standards - The Forum (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
10.12	Schedule A to the Asset Purchase Agreement (Warranty Bill of Sale) (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).

10.13	iHerb Inc agreement - Kirkman (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
10.14	Confession of Judgement (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
10.15	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
10.16	Marketing Services Agreement, dated July 23, 2025, between the Company and Outside The Box Capital Inc. (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
10.17	Amendment to the Placement Agency Agreement (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
10.18	Eighth Amended Forbearance (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
10.19	Form of Amendment to Securities Purchase Agreement (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
10.20	Ninth Amended Forbearance (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
10.21	Series A Convertible Preferred Stock Purchase Agreement dated December 30, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2026).
10.22	Form of Series A Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 9, 2026).
10.23	Form of Executive Employment Agreement Amendment between the Company and Eric Gripentrog (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 23, 2026).
10.24	Form of Independent Director Agreements between the Company and each independent director (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 23, 2026).
10.25	Form of Exchange and Amendment Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 13, 2026).
10.26	Form of Pledge and Security Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 13, 2026).
14.1*	Code of Ethics
19.1*	Insider Trading Policy
21*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Executive Compensation Clawback Policy (incorporated by reference to Exhibit 99.7 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
99.3	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the SEC on October 16, 2025).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary.

The Company has elected not to provide a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Functional Brands Inc.

Date: March 27, 2026	BY:	/s/ Eric Gripentrog
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric Gripentrog and Tariq Rahim and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Eric Gripentrog	Chief Executive Officer and Director	March 27, 2026
Eric Gripentrog	(Principal Executive Officer)

/s/ Tariq Rahim	Chief Financial Officer, and Director	March 27, 2026
Tariq Rahim	(Principal Financial & Accounting Officer)

/s/ Girard Smith	Director	March 27, 2026
Girard Smith

/s/ Lourdes Felix	Director	March 27, 2026
Lourdes Felix

/s/ Steven Rossi	Director	March 27, 2026
Steven Rossi

Index to Consolidated Financial Statements

FUNCTIONAL BRANDS INC.

December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Functional Brands Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Functional Brands Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital and accumulated deficits to date that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2024.

Diamond Bar, California

March 27, 2026

FUNCTIONAL BRANDS INC.

CONSOLIDATED BALANCE SHEETS (AUDITED)

(In U.S. dollars, except share data or otherwise noted)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash	$2,726,696	$211,642
Accounts receivable, net	518,474	303,471
Inventories, net	1,549,511	1,709,458
Prepaid expenses and other current assets	392,999	45,112
Deferred offering costs	-	588,641
Total current assets	5,187,680	2,858,324
Noncurrent assets:
Property and equipment, net	37,379	49,564
Right-of-use assets, net	1,667,693	2,000,092
Intangible assets, net	1,397,411	1,443,541
Goodwill	818,139	818,139
Total non-current assets	3,920,622	4,311,336
Total assets	$9,108,302	$7,169,660

Liabilities and stockholders’ equity / (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$1,554,243	$1,956,165
Line of credit	8,109	32,235
SBA loan, current	3,595	3,436
Lease liabilities, current	371,272	291,213
Other current liabilities	41,828	35,332
Derivative liabilities	3,306,745	-
Payable for acquisition, current	-	2,342,366
Loans payable (related party), current	61,642	370,703
Loans payable	402,650	171,500
Total current liabilities	5,750,084	5,202,950
Non-current liabilities:
Lease liabilities, net of current	1,435,505	1,844,819
SBA loan, net of current	136,873	140,468
Loan payable (related party), net of current	244,509	-
Convertible debenture	-	100,000
Total non-current liabilities	1,816,887	2,085,287
Total liabilities	7,566,971	7,288,237

Commitments and contingencies (Note 25)
Stockholders’ equity / (deficit)
Series A Preferred stock, par value $0.001 stated value $100, 100,000 and 0 shares authorized as of December 31, 2025 and 2024; 87,445 and 0 shares issued and outstanding, respectively	87	-
Series B Preferred stock, par value $0.001 stated value $100, 80,000 and 0 shares authorized as of December 2025 and 2024; 28,475 shares issued and 0 outstanding, respectively	28	-
Common stock, par value $0.00001, 220,000,000 shares authorized; 18,704,649 and 6,694,880 shares issued and outstanding at December 31, 2025 and 2024	187	67
Additional paid-in capital	8,522,354	7,542,286
Accumulated deficit	(6,981,325)	(7,660,930)
Total stockholders’ equity / (deficit)	1,541,331	(118,577)
Total liabilities and stockholders’ equity / (deficit)	$9,108,302	$7,169,660

The accompanying notes are an integral part of these consolidated financial statements.

FUNCTIONAL BRANDS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (AUDITED)

(In U.S. dollars, except share data or otherwise noted)

	Year Ended December 31,
	2025	2024
Revenue, net of returns	$6,611,484	$6,566,455
Cost of goods sold	3,127,518	2,959,609
Gross profit	3,483,966	3,606,846
Operating expenses
Sales and marketing	632,414	576,315
General and administrative expenses	4,250,124	3,259,623
Total operating expenses	4,882,538	3,835,938
Operating loss	(1,398,572)	(229,092)
Other income (expense)
Interest expense	(402,398)	(331,836)
Other income – ERTC refund	419,947	-
Other income	112	-
Interest income	74,696	1,572
Change in fair value of derivative liabilities	7,358,935	-
Loss on issuance of preferred stock derivative liability	(5,294,242)	-
Total other income / (expenses)	2,157,050	(330,264)
Net income / (loss)	$758,478	(559,356)
Net income (loss) per share of common stock attributable to common stockholders
Basic	$0.08	$(0.08)
Diluted	$0.01	$(0.08)
Weighted average shares used in computing net income (loss) per share of common stock
Basic	8,241,266	6,694,880
Diluted	85,120,861	6,694,880

The accompanying notes are an integral part of these consolidated financial statements.

FUNCTIONAL BRANDS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT) (AUDITED)

(In U.S. dollars, except share data or otherwise noted)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	Equity
December 31, 2023	-	-	-	-	6,694,493	67	7,127,386	(7,101,574)	25,879
Odd-lot rounding	-	-	-	-	387	-	-	-	-
RSUs issued for services	-	-	-	-	-	-	414,900	-	414,900
Net loss	-	-	-	-	-	-	-	(559,356)	(559,356)
December 31, 2024	-	$-	-	$-	6,694,880	$67	$7,542,286	$(7,660,930)	$(118,577)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	Equity
December 31, 2024	-	-	-	-	6,694,880	67	7,542,286	(7,660,930)	(118,577)
Issuance of preferred stock	100,000	100	80,000	80	-	-	(180)	-	-
Buyback of preferred stock	(12,022)	(12)	-	-	-	-	1,195,457	-	1,195,445
Conversion of preferred stock	(533)	(1)	(51,525)	(52)	11,186,871	112	1,252,727	-	1,252,786
Stock based compensation	-	-	-	-	333,871	3	543,065	-	543,068
Shares issued for note extension	-	-	-	-	57,500	1	80,499		80,500
Common stock issued for financing fee	-	-	-	-	18,082	-	50,629	-	50,629
Common stock issued for convertible notes payable and accrued interest	-	-	-	-	133,441	1	122,330	-	122,331
Warrants issued for note extension	-	-	-	-	-	-	45,413	-	45,413
Preferred stock dividends	-	-	-	-	-	-	-	(78,873)	(78,873)
Deferred offering cost	-	-	-	-	280,004	3	(2,309,872)	-	(2,309,869)
Net loss	-	-	-	-	-	-	-	758,478	758,478
December 31, 2025	87,445	$87	28,475	$28	18,704,649	$187	$8,522,354	$(6,981,325)	$1,541,331

The accompanying notes are an integral part of these consolidated financial statements.

FUNCTIONAL BRANDS INC.

CONSOLIDATED STATEMENTS OF CASH FLOW (AUDITED)

(In U.S. dollars, except share data or otherwise noted)

	Year Ended December 31,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$758,478	$(559,356)
Reconcile net income (loss) to cash (used in) provided by operating activities
Allowance for doubtful accounts receivable	(3,796)	(32,491)
Allowance for inventory obsolescence	53,855	(14,206)
Depreciation of property and equipment	20,698	48,371
Amortization of right-of-use assets	332,399	306,935
Amortization of intangible assets	46,130	46,130
Financing expense on warrant issuance	45,413	-
Stock-based compensation	543,068	414,900
Change in fair value of derivative liabilities	(7,358,935)	-
Loss on issuance of preferred stock of derivative liabilities	5,294,242	-
Issuance of shares for note extension	80,500	-
Issuance of common stock for convertible debenture	122,331	-
Issuance of shares for financing expense	50,629	-
Changes in operating assets and liabilities:
Accounts receivable	(211,207)	(100,042)
Inventories	106,092	(1,233)
Prepaid expenses and other current assets	(347,887)	27,329
Accounts payable and accrued liabilities	(480,795)	132,161
Other current liabilities	6,496	(5,493)
Lease liabilities	(329,255)	(261,015)
Net cash (used in) provided by operating activities	(1,271,544)	1,990

Cash flows from investing activities:
Purchase of property and equipment	(8,513)	(1,881)
Net cash used in investing activities:	(8,513)	(1,881)

Cash flows from financing activities:
Deferred offering costs	(1,721,228)	(163,125)
Proceeds from loans	489,324	301,500
Payments for payable for acquisition	(2,342,366)	(255,002)
Proceeds from debt facilities	99,733	180,662
Repayment of loans	(422,727)	(6,931)
Proceeds from issuance of preferred stock	8,000,000	-
Buyback of preferred stock	(180,330)	-
Line of credit repayment	(123,859)	(216,742)
SBA loan repayment	(3,436)	(3,264)
Net cash provided by (used in) financing activities	3,795,111	(162,902)

Increase (decrease) in cash	2,515,054	(162,793)
Cash beginning of period	211,642	374,435
Cash, end of period	$2,726,696	$211,642

Supplemental disclosures of cash flow information
Cash paid for interest	$401,411	$224,428

Non-cash investing and financing activities
Recognition of derivative liability of preferred stock	$13,294,242	$-
Conversion of preferred stock resulting in a non-cash reduction of the derivative liability recorded to APIC	2,628,242	-
Fair value adjustment decreasing derivative liability	7,358,935
Change in Preferred Stock	115	-
Conversion of preferred stock	112	-
Deferred offering costs	(2,309,869)	-
Declaration of preferred stock dividend recorded as an increase in accrued liabilities	78,873	-
Common stock issued for convertible note payable and accrued interest	122,331	-
Loan payable, related party	$225,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUNCTIONAL BRANDS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

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

As of December 31, 2025, and 2024, the consolidated financial statements consist of the Company and its wholly owned subsidiary HTO Nevada Inc. (d/b/a Kirkman), which is a nutraceutical manufacturer and distributor based in the Pacific Northwest. All intercompany transactions and balances have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2025, the Company had net income of $758,478, and a negative working capital of $562,404, and an accumulated deficit of $6,981,325. As of December 31, 2025 the Company had cash of $2,726,696

Management believes that its existing cash balances combined with future capital raises through debt and equity and cash receipts from product sales will be sufficient to fund ongoing operations through at least one year from the date the audited consolidated financial statements are issued. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability to secure additional equity and/or debt financing. There are no assurances that the Company will be successful in obtaining additional capital.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These financial statements do not include any adjustments that might arise from this uncertainty.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The Company’s fiscal year end is December 31.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired, or as additional information is obtained.

Cash

Cash consists of cash in readily available checking accounts and deposits in transit. As of December 31, 2025 and December 31, 2024, cash balances were deposited at major and other financial institutions. On December 31, 2025 and December 31, 2024, the Company had approximately $2,040,292 and $0, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

As of December 31, 2025 allowance for doubtful accounts decreased by $3,796 resulting in a balance of $0, and as of December 31, 2024 it decreased by $32,491 resulting in a balance of $3,796.

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

For the year ended December 31, 2025 and 2024 there was no impairment to the Company’s net realizable value of its inventory.

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

The Company did not record an impairment loss for the year ended December 31, 2025 and 2024.

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

Derivative liabilities

Accounting for Convertible Preferred Stock and Embedded Derivative Liabilities

The Company issued Series A and Series B convertible preferred stock that contain complex conversion features. The accounting for these instruments requires significant judgment in the application of U.S. GAAP, including ASC 480 – Distinguishing Liabilities from Equity, ASC 815 – Derivatives and Hedging, and ASC 820 – Fair Value Measurement. Management evaluates the contractual terms of these instruments to determine the appropriate classification and measurement of the preferred stock and any embedded features.

Classification of Preferred Stock

Management evaluates whether preferred stock instruments should be classified as liabilities or equity under ASC 480. Instruments are classified as liabilities if they are mandatorily redeemable, require the issuer to repurchase shares by transferring assets, or obligate the issuer to issue a variable number of shares with a fixed or predominantly fixed monetary value.

The Company’s Series A and Series B preferred stock do not contain mandatory redemption provisions, holder put rights, or other obligations requiring the Company to transfer cash or other assets to the holders. Accordingly, management concluded that the preferred stock represents equity instruments and the host contracts are classified within stockholders’ equity.

Embedded Conversion Features

The preferred stock includes conversion features that allow holders to convert the preferred shares into common stock at variable conversion prices that are subject to market-based adjustments, reset provisions, and anti-dilution protections.

Management evaluates these features under ASC 815 to determine whether they must be separated from the host instrument and accounted for as derivatives. This assessment requires judgment regarding whether the features:

●	Meet the definition of a derivative under ASC 815

●	Are clearly and closely related to the host contract

●	Qualify for equity classification under ASC 815-40

The Company concluded that the embedded conversion features meet the definition of derivatives because they are based on the Company’s stock price, involve a notional amount representing the shares issuable upon conversion, require minimal initial investment, and permit net settlement through the issuance of publicly traded shares.

Management further concluded that the conversion features are not clearly and closely related to the equity host instrument and do not qualify for equity classification because the variable conversion pricing and reset mechanisms cause the features to fail the “indexed to the Company’s own stock” requirement under ASC 815-40. Accordingly, the embedded conversion features are bifurcated and recorded separately as derivative liabilities.

Initial Measurement and Allocation of Proceeds

At issuance, the derivative liabilities are measured at fair value. The Company determined the fair value of the embedded conversion features using a Monte Carlo simulation model, which incorporates assumptions regarding expected stock price volatility, expected term, risk-free interest rates, and the impact of contractual reset and floor provisions.

The proceeds received from the issuance of the preferred stock are allocated between the derivative liability and the preferred stock host instrument using the residual method. Under this method, the derivative liability is recorded at fair value and the remaining amount of the proceeds is allocated to the preferred stock. Because the stated value of the preferred shares exceeds the amount allocated to the host instrument, the Company records the difference as a contra-equity discount within stockholders’ equity.

Subsequent Measurement

After initial recognition, the derivative liabilities are remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations. The preferred stock host instrument remains classified within equity and is not subsequently remeasured.

Upon conversion of preferred shares into common stock, the Company derecognizes the associated portion of the derivative liability and adjusts the related equity discount accordingly.

Fair Value Measurements and Significant Estimates

The valuation of the derivative liabilities involves the use of significant unobservable inputs and requires substantial management judgment. Key assumptions used in the valuation model include:

●	Expected volatility of the Company’s common stock

●	Expected term of the instruments

●	Risk-free interest rates

●	Expected conversion behavior and the impact of contractual reset provisions

Because these assumptions are not directly observable in the market, the derivative liabilities are classified as Level 3 measurements within the fair value hierarchy under ASC 820.

Changes in these assumptions or market conditions could materially affect the estimated fair value of the derivative liabilities and result in significant non-cash gains or losses in future reporting periods.

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

Per Company policy, any product that doesn’t meet the customer’s expectations can be returned within 30 days of delivery in exchange for another product, or for a full refund. Any product sold through a distributor or retailer must be returned to the original purchase location for any return or exchange.  For the year ended December 31, 2025 and 2024, the Company did not record any reserves on revenue for product returns or exchanges.

Earnings / (Loss) per Share

Basic earning (loss) per common share is calculated by dividing the net income (loss) distributed to the common class minus the preferred stock dividends, by the weighted-average number of shares outstanding during the period, without consideration for potentially dilutive securities. Diluted earning (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares and potentially dilutive securities outstanding for the period.

For purposes of calculating diluted earnings (loss) per share, Series A preferred stock, series B preferred stock, restricted stock units (“RSUs”) and warrants are considered potential common stock equivalents.

For the year ended December 31, 2025, the Company reported net income and therefore evaluated potential common stock equivalents for inclusion in diluted earnings per share. As of December 31, 2025, there were no RSUs outstanding that would result in additional shares of common stock; however, 87,445 Series A Preferred stock which if converted on December 31, 2025 would be converted into 61,624,383 shares of common stock, 28,475 Series B Preferred stock which if converted on December 31, 2025 would be converted into 15,050,211 shares of common stock, and 205,000 warrants were included in the calculation of diluted weighted-average shares outstanding as their effect was dilutive.

For the year ended December 31, 2024, the Company reported a net loss. Accordingly, all potential common stock equivalents were considered anti-dilutive and were excluded from the calculation of diluted net loss per share. As of December 31, 2024, 81,771 RSUs were outstanding but were excluded from diluted loss per share as their inclusion would have been anti-dilutive. No Series A preferred stock, series B preferred stock, and warrants were outstanding as of December 31, 2024. As a result, diluted net loss per share for the year ended December 31, 2024 is the same as basic net loss per share.

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings (loss) per share (“EPS”) calculations for the year ended December 31, 2025 and 2024.

	December 31.
	2025	2024

Numerator:
Net income / (loss)	$758,478	$(559,356)

Denominator:
Weighted-average shares of common stock	8,241,266	6,694,880
Dilutive effect of Series A Preferred stock	61,624,383	-
Dilutive effect of Series B Preferred stock	15,050,211	-
Dilutive effect of RSUs	-	-
Dilutive effect of Warrants	205,000	-
Diluted weighted average of common stock	85,120,860	6,694,880

Net income (loss) per common share from:
Basic	$0.08	$(0.08)
Diluted	$0.01	$(0.08)

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update enhance the transparency and decision usefulness of income tax disclosures, primarily by requiring more detailed information about an entity’s effective tax rate reconciliation and income taxes paid, including disaggregation by jurisdiction. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted.

As the Company operates in a single jurisdiction and does not have significant rate reconciliation items, the adoption of ASU 2023-09 is not expected to have a material impact on its consolidated financial statements or related disclosures aside from stating the disclosure requirements.

3.	Cash

Cash consists of liquid funds and deposits in transit.

	December 31, 2025	December 31, 2024
Cash	$2,724,432	$206,890
Deposits in transit	2,264	4,752
Total Cash	$2,726,696	$211,642

4.	Accounts Receivable

Accounts receivable consists of trade receivables, net of allowance for doubtful accounts.

	December 31, 2025	December 31, 2024
Accounts receivables	$518,474	$307,267
Allowance for doubtful accounts	-	(3,796)
Accounts receivable, net	$518,474	$303,471

The allowance for doubtful accounts is reviewed and re-evaluated on a quarterly basis and adjusted based on management’s determination of collectability.

5.	Inventories

Inventories consisted of raw materials (minerals – magnesium, calcium, vitamins, botanical extracts, hemp, trim and flower – CBG and CBD), finished goods (capsules, tablets, powders, creams, cigs, pre-rolls, and vapes) and packaging and supplies (bottles, labels, covers, filters, tipping paper and packaging materials).

	December 31, 2025	December 31, 2024
Raw materials	$507,693	$472,296
Packaging, supplies & other	141,320	231,912
Finished goods	911,470	1,070,077
Allowance for inventory obsolescence	(10,972)	(64,827)
Total Inventories, net	$1,549,511	$1,709,458

The allowance for inventory obsolescence is re-evaluated on a quarterly basis and adjusted as necessary.

6.	Prepaid Expenses and Other Current Assets

	December 31, 2025	December 31, 2024
Prepaids & deposits	$329,720	$45,005
Other current assets	63,279	107
Total prepaids and other current assets	$392,999	$45,112

Prepaid expenses consist of prepayments made to vendors as deposit and or retainers for professional services and insurance, and other current assets primarily consists of refunds owed on insurance policies and legal reimbursements.

7.	Deferred Offering Costs

The schedule below presents the capitalization of deferred costs incurred in preparation of the Company’s planned direct listing on the Nasdaq Stock Market, and the associated equity offering in conjunction with this listing.

	December 31, 2025	December 31, 2024
Legal services	$-	$405,266
Professional services	-	183,375
Total deferred offering cost	$-	$588,641

8.	Property and Equipment

Property and equipment consist of the following: The machinery and equipment owned by Kirkman allows the Company to carry out the entire production process in-house, from mixing raw materials to creating finished products, including encapsulation, labeling, and packaging.

	December 31, 2025	December 31, 2024
Machinery & Equipment	$739,021	$730,508
Computer Equipment	30,988	30,988
Furniture & Fixtures	3,302	3,302
Total property and equipment, gross	773,311	764,798
Less: Accumulated depreciation	(735,932)	(715,234)
Property and equipment, net	$37,379	$49,564

Depreciation expense totaled $20,698 and $48,371 for the years ended December 31, 2025 and 2024, respectively.

9.	Right-of-Use Assets and Lease Liabilities

The Company maintains leases on a building and certain business equipment as detailed below. These obligations include the minimum lease payments as recognized on a straight-line basis over the lease term. The following are the expected payments on these leases as of December 31, 2025. The leases are considered “operating lease” and consequently lease payments are calculated on a straight-line basis, including the total amount of interest related.

The changes in the right-of-use assets is as follows:

	December 31, 2025	December 31, 2024
Right of use assets:
Right of use assets recognized as of January 1st	$2,000,092	$2,307,027
Additions	-	-
Amortization Expense	(332,399)	(306,935)
Right of use assets, net	$1,667,693	$2,000,092

The changes in lease liabilities are as follows:

	December 31, 2025	December 31, 2024
Lease liabilities recognized as of January 1st	$2,136,032	$2,397,047
Additions		-
Lease payments	(329,255)	(261,015)
Lease liabilities at period end	1,806,777	2,136,032
Less: current portion	(371,272)	(291,213)
Long-term portion	$1,435,505	$1,844,819

The following table presents information about the future maturity of the lease liabilities under the Company’s operating and financing leases as of December 31,2025.

Maturity of Lease Liabilities	1. Operating Facility	2. Office Equipment	3. Office Equipment	Total Amount
2026	$488,887	$24,984	$890	$514,761
2027	503,349	-	-	503,349
2028	518,123	-	-	518,123
2029	533,220	-	-	533,220
2030	91,442	-	-	91,442
Total future minimum lease payments	2,135,021	24,984	890	2,160,895
Less: Imputed interest	(353,268)	(821)	(29)	(354,118)
Present value of lease liabilities	$1,781,753	$24,163	$861	$1,806,777
Remaining lease term (in years)	4.17	0.83	0.83

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

Payable for Acquisition

As of December 31, 2025 and 2024, the Company owed $0 and $2,342,366, respectively, in connection with the APA, which is due in its entirety on August 30, 2025, subject to the Forbearance Agreement and Confession of Judgement, executed on July 9, 2025.

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

On September 30, 2025, the Company signed a ninth amendment to the Forbearance Agreement in respect of the principal owed in the amount of $2,227,366, extending the due date to November 15, 2025.

On November 14, 2025, the Company executed a Memorandum of understanding with David Humphrey’s, in which the company settled the outstanding balance of $2,212,366. David Humphrey acknowledged that the Company has made all payments due to him under the Asset Purchase Agreement (APA) in accordance with the terms of the most current and active forbearance agreement (Ninth Amended Forbearance Agreement) between the parties.

Furthermore, effective immediately, David Humphrey will take on the defense for all defendants named in the True Health litigation, as outlined in Note 26. David Humphrey has agreed to reimburse the Company $59,000 for legal fees and expenses previously incurred by the Company related to the litigation. Payment was received in February 2026. The Company has relinquished all claims against David Humphrey for any additional legal fees or expenses incurred prior to the effective date in connection with the litigation.

11.	Intangible Assets and Goodwill

The Company’s intangible assets consist of those acquired from Kirkman in July 2019 (see Note 10, Business Combination). The Kirkman brand and the cGMP certification were assigned an indefinite useful life, whereas the customer relationships were assigned a life span of 10 years.

The following table summarizes the finalized fair value of assets acquired, and liabilities assumed as of the date of the acquisition in 2019:

	December 31, 2025	December 31, 2024
Kirkman brand, net	$925,700	$925,700
cGMP certification	310,000	310,000
Customer relationships	461,300	461,300
Total intangible assets, gross	1,697,000	1,697,000
Less: Accumulated amortization: Customer relationships	(299,589)	(253,459)
Intangible assets, net	$1,397,411	$1,443,541

The following table presents the amortization for the remaining useful life of the customer relationships:

2026	$46,130
2027	46,130
2028	46,130
2029	23,321
Total	$161,711

There were no impairments to the intangible assets during the year ending December 31, 2025 and 2024. Balance consists of goodwill (including assembled workforce) acquired from acquisition of Kirkman in July 2019 which was assigned an indefinite useful life.

	December 31, 2025	December 31, 2024

Goodwill	$818,139	$818,139

There were no impairments to goodwill during the years ending December 31, 2025 and 2024.

12.	Accounts Payable and Accrued Liabilities

The Company’s accounts payable consist of obligations that are payable to vendors and other third parties in the normal course of business operations, as well as dividends payable to investors, and its accrued liabilities and accrued compensation are comprised of accrued expenses for consulting, advisory services, professional, audit services and equity awards to for executive compensation.

	December 31, 2025	December 31, 2024
Accounts payable	$668,220	$1,103,359
Accrued liabilities	838,121	741,106
Accrued compensation - shares earned but not issued	47,902	111,700
Total accounts payable and accrued liabilities	$1,554,243	$1,956,165

13.	Lines of Credit

On August 19, 2025, the Company entered into two lines of credit agreements with a third-party whereby the Company received a total of $26,354. The term of the loans were for six months, with a 9% contract interest rate. The loans are to be repaid in Feb 2026 as described below.

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

	December 31, 2025	December 31, 2024
Line of credit recognized as of January 1	32,235	$68,315
Proceeds from debt facilities	99,733	180,662
Payments on debt facilities	(123,859)	(216,742)
Line of credit as of period end	8,109	32,235
Less: current portion	(8,109)	(32,235)
Long-term portion	$-	$-

The Company has the remaining line of credit commitments as of December 31, 2025.

Agreement Date	Principal Amount	Finance Charge	Maturity Date
February 19, 2026	$4,728	$425	February 19, 2026
February 19, 2026	$3,381	$304	February 19, 2026

14.	SBA Loan Payable

On July 7, 2020, Kirkman applied for and was granted a thirty (30) year loan from the U.S. Small Business Administration (“SBA”) for $150,000 with an interest of 3.75% per annum accrued daily. The SBA loan was obtained, to alleviate the financial burden as a result of the COVID-19 pandemic.

	December 31, 2025	December 31, 2024

SBA loan due as of January 1	$143,904	$147,168
Proceeds from SBA loan	-	-
Payments on SBA loan	(3,436)	(3,264)
SBA loan due as of December 31	140,468	143,904
Less: current portion	(3,595)	(3,436)
Long-term portion	$136,873	$140,468

The Company has the following SBA loan future commitments as of December 31, 2025.

Amount
2026	$3,595
2027	3,702
2028	3,830
2029	3,990
2030	4,117
2031 and beyond	121,234
Total	$140,468

15.	Derivative Liability

Embedded Conversion Features

On November 5, 2025, the Company issued 100,000 shares of Series A preferred stock and 80,000 shares of Series B preferred stock, each with a stated value of $100 per share. The preferred shares contain embedded conversion features that include anti-dilution and reset provisions. The embedded conversion features were evaluated under ASC 815-15. The variable conversion features did not qualify for equity classification under ASC 815, Derivatives and Hedging. Accordingly, the Company bifurcated the embedded features and recorded them as derivative liabilities at fair value on the date of issuance. The derivative liabilities are presented as a separate line item, “Derivative liability,” on the consolidated balance sheet at fair value upon issuance, with subsequent changes in fair value recognized in earnings.

Fair Value Measurement

At issuance, the fair value of the derivative liabilities was determined using a Monte Carlo simulation model incorporating equity price volatility, probability-weighted financing scenarios, and conversion price reset provisions.

The residual proceeds were allocated to the preferred stock host instruments.

Upon each conversion and share buyback, the Company remeasured the derivative liability immediately prior to settlement in accordance with ASC 815-10-35 and derecognized the related carrying amount. No gain or loss was recognized upon settlement, as the derivative was derecognized at its carrying amount.

Year-end Revaluation

The derivative liabilities are remeasured to fair value at each reporting date, with changes in fair value recognized in earnings. For the year ended December 31, 2025, the Company recognized an unrealized gain on revaluation of fair value of derivative liability of $7,358,935, which was presented as an extraordinary item in the consolidated statement of operations.

Level 3 Roll-forward

	December 31, 2025			December 31, 2024
	Series A	Series B	Total	Series A	Series B	Total
Beginning balance	$-	$-	$-	$-	$-	$-
Initial recognition of derivative liability upon issuance	11,443,814	1,850,428	13,294,242	-	-	-
Change on revaluation of fair value of derivative liability	(6,736,673)	(622,262)	(7,358,935)	-	-	-
Derecognition upon conversions	(60,996)	(1,191,791)	(1,252,787)	-	-	-
Derecognition upon share buybacks	(1,375,775)	-	(1,375,775)	-	-	-
Ending balance	$3,270,370	$36,375	$3,306,745	$-	$-	$-

The derivative liabilities are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. The Company utilized a Monte Carlo simulation model incorporating the following key assumptions as of December 31, 2025:

Input	At Issuance	31-Dec-25
Common stock price	$8.00	$0.19
Expected volatility	53.47%	53.02%
Risk-free interest rate	2.43%	2.55%
Dividend yield	0.00%	0.00%
Expected term	1.0 year	0.85 year
Probability of dilutive financing	50.00%	50.00%
Financing price discount	0.50	0.50

16.	Loans Payable, Related Party

On March 11, 2024, the Company executed a loan agreement with a related party in the amount of $130,000, with an annual interest rate of 20% and a due date of March 11, 2031.

On March 10, 2025, the Company executed a loan agreement with a related party in the amount of $225,000, with an annual interest rate of 18% and a due date of March 7, 2029.

	December 31, 2025	December 31, 2024
Loans payable, related party as of January 1	$370,703	$247,634
Loan agreement executed with related party during the periods	225,000	130,000
Reclass to loans payable	(247,634)	-
Payments to related party	(41,918)	(6,931)
Loans payable, related party as of period end	306,151	370,703
Less: current portion	(61,642)	(370,703)
Long-term portion	$244,509	$-

17.	Loans Payable

In December 2023, the Company entered into a short-term debt facility with an officer and director of the parent company, Hemptown Organics Corp., whereby the Company received a non-interest-bearing loan in the amount of $247,634. As of December 31, 2025, $154,957 was still outstanding. The officer and director resigned in January 2025, and therefore the loan was reclassed from related party to loans payable.

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

On March 10, 2025, the Company signed an extension with a lender to extend the maturity date to May 15, 2025. In consideration for the extension of the maturity date, the Company agreed that the loan shall be paid in cash in full and shall not be converted into stock. In addition, the Company shall deliver a cash fee of $10,000. In addition, the Company issued the lender a total of 37,500 warrants at an exercise price of $8.50 per share. The warrants carry a term of 5 years, exercisable in whole or in part at any time or times during the exercise period – on or after the initial date of issuance and on or before the termination date. The warrants were assessed at a value of $23,138 based on the Black-Scholes pricing model. As of December 31, 2025, the Company recognized $23,138 in expenses related to the vesting of these warrants.

On April 29, 2025, the Company entered into a loan agreement with a third-party whereby the Company received $100,000. The term of the loan is for 1 year with a 22.95% finance charge.

On June 1, 2025, the Company signed an extension with a lender to extend the maturity date to August 15, 2025. In consideration for the extension of the maturity date, the Company agreed that the loan shall be paid in cash in full and shall not be converted into stock. In addition, the Company will owe an additional $10,000 cash fee on the maturity date. In addition, the Company issued the lender a total of 37,500 warrants at an exercise price of $8.50 per share. The warrants carry a term of 5 years, exercisable in whole or in part at any time or times during the exercise period on or after the initial date of issuance and on or before the termination date. The warrants were assessed at a value of $22,125 based on the Black-Scholes pricing model. As of December 31, 2025, the Company recognized $22,125 in expenses related to the vesting of these warrants.

On August 29, 2025 the Company entered into a loan agreement with a third party whereby the Company received approximately $95,277. The terms of the loan were for 10 months, with a 7.5% interest rate over the term of the loan.

On November 17, 2025, the Company entered into a Release Agreement with a lender to resolve the outstanding balance of a previously issued convertible note and various extensions with a total balance of $234,000 as of the agreement date. Under the terms of the Release Agreement, the Company agreed to the following:

●	$284,000 in cash payment

●	50,000 shares of its common stock.

●	50,000 warrants

The 50,000 warrants issued to the lender have an exercise price of $8.50 per share. The warrants carry a term of 5 years, exercisable in whole or in part at any time or times during the exercise period – on or after the initial date of issuance and on or before the termination date. The warrants were assessed at a value of $150 based on the Black-Scholes pricing model. As of December 31, 2025, the Company recognized $150 in expenses related to the vesting of these warrants.

In exchange, the lender agreed to irrevocably release all claims related to the Note and any associated actions, obligations, or liabilities, except for the Company’s obligations to issue or register the Securities as described above.

On November 5, 2025 the company entered into a loan agreement with a third party whereby the company received approximately $169,048. The terms of the loan are for 10 months, with a 7.0% interest rate over the term of the loan.

	December 31, 2025	December 31, 2024
Loan payables as of January 1	$171,500	$171,500
Loan agreement executed during the periods	364,325	-
Reclass to loan payable	247,634	-
Payments to loan payable	(380,809)	-
Loan payable as of December 31	402,650	171,500
Less: current portion	(402,650)	(171,500)
Long-term portion	$-	$-

18.	Convertible Debenture

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

As of December 31, 2025, the Company has no outstanding Convertible Debentures.

19.	Related Party Transactions

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

Mr. Gripentrog is also entitled to performance-based equity awards based upon achieving the following as determined by the compensation committee of the Company’s board of directors in its discretion:

a)	Restricted Stock Units equal to $500,000 upon completion of the Direct Listing. The RSUs are to vest accordingly. $166,666 on May 5, 2026, $166,666 on January 5, 2027 and $166,668 on June 7, 2027, with such shares to be determined by the closing price of the Company’s common stock on the date of vesting.

b)	A number of shares of common stock of the Company valued at $500,000 for each acquisition completed (post Direct Listing) with such shares valued at the price of the Company’s stock upon completion of the acquisition.

c)

A number of shares of common stock of the Company valued at $250,000 upon the Company achieving positive EBITDA for the first time in any calendar year with such shares valued at the price of the Company’s stock at the end of that calendar year.

If terminated not for cause as defined in the agreement, the CEO is eligible for a cash payment equal to his base salary currently in effect at the time of termination. Mr. Gripentrog’s compensation is subject to annual review by the board of directors.

d)	A number of shares of common stock of the Company valued at $1,000,000 upon the Company achieving a positive EBITDA of $5 million for the first time in any calendar year with such shares valued at the price of the Company’s stock at the end of that calendar year.

e)	A number of shares of common stock of the Company valued at$1,000,000 upon the Company achieving a market valuation of $100 million for its first time.

(f)	A number of shares of common stock of the Company valued at $2,500,000 upon the Company achieving a market valuation of $250 Million for its first time.

During the year ended December 31, 2025 the Company accrued $293,333 for cash bonus and $500,000 in performance-based equity awards. The equity awards will vest in three even tranches in May 2026, Jan 2027, and June 2027

Employment Agreement - Tariq Rahim, CFO

Effective as of April 1, 2023, the Company entered into an employment agreement with Mr. Rahim that had a term of twelve (12) months, and may be renewed subject to the discretion of the board of directors. The contract provided for an initial compensation equal to $200,000 payable in accordance with the normal practices of the Company. Additionally, following the lockup period agreed to in the public offering, the CFO will receive 27,265 restricted stock units (“RSUs”) with an exercise price and vesting period to be determined by the Company’s Board of Directors, and 196,307 stock  options with an exercise price and date of issuance to be determined by the Company’s board of directors, with an expiration term of three years after termination of the employment agreement, unless terminated for cause. The CFO is also entitled after the lock up period, to an annual performance-based stock bonus payout as set forth in the chart below:

Consolidated Revenue Target (USD)	Functional Brands Inc. Stock Payout (shares)
Below $10,000,000	27,265
$10,000,000	54,530
$15,000,000	81,795
$20,000,000	109,059
$25,000,000	136,324
$30,000,000	163,589
$35,000,000	190,854
$40,000,000	218,119

20.	Common Stock and Preferred Stock

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

The number of shares of common stock issuable upon conversion is determined by dividing the stated value of $100 by the Conversion Price, which is the lower of:

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

On December 31, 2025 the Company bought back 12,022 Series A preferred shares in the amount of $180,330

As of December 31, 2025 there were 87,445 Series A Preferred shares and 28,475 Series B Preferred shares outstanding.

Stock Based Compensation

Stock based compensation is comprised of 250,370 shares of common stock and 83,501 RSUs which vested during 2025, resulting in a change in share capital of $543,068.

Shares and RSUs issued for Services

	Number of shares	Shareholders’ Equity
Common stock issued for professional services	163,950	$212,410
Common stock issued for consulting services	86,420	241,975
Common stock issued for legal services	90,000	252,000
Reclass Common stock issued for legal services to deferred offering costs	(90,000)	(252,000)
Total issuance of common stock for services for the year ended December 31, 2025	250,370	454,385
Total RSU vested for the year ended December 31, 2025	83,501	88,683
Total issuance of common stock and RSUs for the year ended December 31, 2025	333,871	$543,068

The price per share of $2.80 is based on a 409a valuation report prepared by a third-party appraisal dated as of May 14, 2025.

For the year ended December 31, 2025, the change in additional paid-in capital was $88,683 in respect to the RSU issued

Shares Issued for Financing

	Number of shares	Shareholders’ Equity
Common stock issued for note extension	57,500	80,500
Common stock issued for financing fees	18,082	50,629
Total issuance for financing for the year ended December 31, 2025	75,582	$131,129

For the year ended December 31, 2025, the Company incurred $80,500 for a note extension, at a fair value of $1.40 per share.

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

Issued Warrants

	Number of warrants	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Life
Outstanding at December 31, 2024	-	-	-
Granted	205,000	8.5	4.68
Canceled or expired	-	-	-
Outstanding at December 31, 2025	205,000	$8.5	4.68 years
Exercisable at December 31, 2025	205,000	$8.5	4.68 years
Intrinsic value at December 31, 2025	-	-	-

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

On November 5, 2025 the Company issued finder warrants for the purchase of 80,000 shares of common stock at an exercise price of $8.50 per share. The warrants carry a term of 5 years, and are exercisable in whole or in part at any time or times during the exercise period. The warrants were valued at $46,800 using a Black-Scholes pricing model.

On November 17, 2025 the Company issued a lender a warrant for the purchase of 50,000 shares of common stock at an exercise price of $8.50 per share. The warrants carry a term of 5 years, and are exercisable in whole or in part at any time or times during the exercise period. The warrants were valued at $150 using a Black-Scholes pricing model.

For the year ended December 31, 2025, the Company recorded $92,213 in expenses associated with the vesting of these warrants.

21.	Segment Reporting

The Company has two operating segments:

1)	Kirkman, which sells a range of nutraceuticals, supplements and related products; and

2)	HT Naturals, which sells a range of hemp-based consumer products.

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

Measure of Segment Profit or Loss

	December 31,
	2025	2024
Revenue, net of returns	$6,611,484	$6,566,455
Costs of goods sold	3,127,518	2,959,609
Gross profit	3,483,966	3,606,846
Operating expenses
Sales and marketing	632,414	576,315
General and administrative expenses	4,250,124	3,259,623
Total operating expenses	4,882,538	3,835,938
Operating loss	(1,398,572)	(229,092)
Other income / expenses
Interest expense	(402,398)	(331,836)
Other income - ERTC refund	419,947	-
Other income	112	-
Interest income	74,696	1,572
Change in fair value of derivative liabilities	7,358,935	-
Loss on issuance of preferred stock derivative liability	(5,294,242)	-
Total other income / (expenses)	2,157,050	(330,264)
Net income / (loss) for the periods	$758,478	$(559,356)

Significant Segment Expenses

The Company considers the following significant expenses in evaluating its performance:

●	General and administrative, which includes personnel costs, professional fees, and other overhead expenses.

●	Sales and marketing which includes personnel costs and other sales-related expenses.

●	Cost of goods sold, which includes labor costs, material costs and manufacturing overhead costs associated with the production of materials transferred to the customer from the Company’s facility.

Since the Company has only one reportable segment, no additional segment disclosures are required beyond entity-wide disclosures presented below.

Entity-Wide Disclosures

Geographic Revenue Information

As of December 31, 2025, and 2024, 93% and 93% respectively of the Company’s net sales were generated in North America.

22.	Revenue, net

This table shows revenue by product type:

	December 31,
	2025	2024
Nutraceutical (supplements)	$6,486,860	$6,437,991
Hemp derived products	124,624	128,464
Total revenue by product type	$6,611,484	$6,566,455

23.	Concentration

For the year ended December 31, 2025 sales to two customers represented 34% and 21% for a total of 55% of sales totaling $3,671,296. For the year ended December 31, 2024, sales to two customers represented 28% and 26% for a total of 54% of sales totaling $3,540,296.

As of December 31, 2025, one customer represented 82% of total accounts receivable totaling $425,179. As of December 31, 2024 one customer represented 70% of total accounts receivable, totaling $211,756.

24.	Other Income

For the year ended December 31, 2025 was $2,559,488, compared to $330,264 for the year ended December 31, 2024. This increase in other income was primarily the result of an Employee Retention Tax Credit (“ERTC”) reimbursement of $419,947, interest income received on the ERTC of $71,854, and change in fair value of derivative liabilities of $7,358,935 offset by a loss on issuance of preferred stock derivative liability of $5,294,242.

25.	Commitments and Contingencies

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

During the year ended December 31, 2025, the Company made minimum payments in the amount of $50,000, with total life-to-date payments amounting to $575,000. As of December 31, 2025, the Company has accrued $75,000 for minimum cash payments. The royalty rates under this agreement are between 15% - 30% of the net sales of the Company derived from sales related to the TPB License. The TPB License may be terminated with reasonable cause upon six months written notice or for certain triggering events without recourse or an opportunity to cure.

As of December 31, 2025, the Company was engaged in a contractual dispute with TPB concerning the TPB License. The Company asserts that TPB has not fulfilled certain material obligations under the TPB License and, as a result, disputes the remaining $150,000 minimum cash payments. The Company has not accrued for any legal fees for the disputed amount mentioned above as management believes a loss is not probable at this time in accordance with ASC 450, Contingencies.

26.	Subsequent Events

Preferred share buyback

On February 5, 2026, the Company bought back 12,500 Series A preferred shares in the amount of $622,250

Q1 Preferred Share conversions

Subsequent to December 31, 2025, the Company issued 2,004,584 common shares in respect of conversion of 4,002 Series B preferred shares.

Warrant Exercise

On March 9, 2026 a lender exercised 1,000 warrants via a cashless exercise, and received 87,271 common shares.

TrueHealth Litigation

Subsequent to December 31, 2025, a trial was conducted from February 23, 2026 through February 26, 2026. As of the date of these financial statements, the court has not issued a ruling. The judge indicated that a decision is expected to be issued within approximately 90 days following the conclusion of the trial. At this time, the Company is unable to predict the ultimate outcome of the matter.

Exchange of Series A and B Convertible Preferred Stock

On March 13, 2026, the Company entered into an Exchange and Amendment Agreement with certain investors, pursuant to which such investors exchanged all of their outstanding shares of the Company’s Series A and Series B Convertible Preferred Stock for a combination of newly issued Series C Convertible Preferred Stock, cash, senior secured convertible promissory notes and shares of the Company’s common stock. For purposes of the exchange, the remaining stated value of the Series A Convertible Preferred Stock was valued at 80% of stated value and the Series B Convertible Preferred Stock at 100%, resulting in an aggregate assigned value of approximately $8.38 million.

The Series C Convertible Preferred Stock has a stated value of $1,000 per share and is convertible into shares of the Company’s common stock at fixed conversion prices of $0.30, $0.35 and $0.41 per share, applied to 50%, 25% and 25% of the stated value, respectively, subject to customary anti-dilution adjustments and beneficial ownership limitations. The Series C Convertible Preferred Stock does not accrue dividends unless an event of default occurs under the governing documents.

The senior secured convertible promissory notes bear interest at 12% per annum, matures 17 months from issuance and begins amortizing in equal monthly installments beginning one year after issuance. The notes are convertible into shares of the Company’s common stock at a price equal to 120% of the closing price of the Company’s common stock immediately prior to the exchange date, subject to certain adjustments. The notes are secured by a pledge and security agreement granting the Investors a first-priority security interest in substantially all of the Company’s assets.

The foregoing descriptions of the exchange, the Series C Convertible Preferred Stock and the senior secured convertible promissory notes do not purport to be complete and are qualified in their entirety by reference to the Exhibits filed with the Company’s Current report on Form 8-K filed with the SEC on March 13, 2026.