Form 10-Q
period 2026-03-31
Functional Brands Inc.
filed 2026-05-15
CIK 1837254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

The number of shares of registrant’s common stock outstanding as of May 13, 2026: 42,743,097.

FUNCTIONAL BRANDS INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FUNCTIONAL BRANDS INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In U.S. dollars, except share data or otherwise noted)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash	$1,077,967	$2,726,696
Accounts receivable, net	372,712	518,474
Inventories, net	1,591,548	1,549,511
Prepaid expenses and other current assets	355,096	392,999
Total current assets	3,397,323	5,187,680
Noncurrent assets:
Property and equipment, net	32,797	37,379
Right-of-use assets, net	1,579,814	1,667,693
Intangible assets, net	1,385,879	1,397,411
Goodwill	818,139	818,139
Total non-current assets	3,816,629	3,920,622
Total assets	$7,213,952	$9,108,302

Liabilities and stockholders’ equity / (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$1,645,659	$1,554,243
Line of credit	-	8,109
SBA loan, current	3,614	3,595
Lease liabilities, current	375,479	371,272
Other current liabilities	30,678	41,828
Derivative liabilities, current	-	3,306,745
Liability with conditional timing	450,000	-
Loans payable (related party), current	64,527	61,642
Loans payable	267,883	402,650
Total current liabilities	2,837,840	5,750,084
Non-current liabilities:
Lease liabilities, net of current	1,340,313	1,435,505
SBA loan, net of current	135,957	136,873
Convertible note	837,800	-
Derivative liabilities, noncurrent	313,392	-
Preferred shares liabilities	6,032,160	-
Loan payable (related party), net of current	227,254	244,509
Total non-current liabilities	8,886,876	1,816,887

Total liabilities	11,724,716	7,566,971

Stockholders’ equity / (deficit)
Series A Preferred stock, par value $0.001 stated value $100, 100,000 shares authorized in 2026 and 2025; 0 and 87,445 shares issued and outstanding, respectively	-	87
Series B Preferred stock, par value $0.001 stated value $100, 80,000 authorized in 2026 and 2025; 2,400 and 28,475 shares issued and outstanding, respectively	2	28
Series C Preferred stock, par value $0.001 stated value $1,000, 6,100 and 0 authorized in 2026 and 2025; 6,032 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.00001 par value, 220,000,000 shares authorized, 21,354,686 and 18,704,649 shares outstanding, and 5,190,171 and 0 shares to be issued respectively.	267	187
Additional paid-in capital	9,538,131	8,522,354
Accumulated deficit	(14,049,164)	(6,981,325)
Total stockholders’ equity / (deficit)	(4,510,764)	1,541,331
Total liabilities and stockholders’ equity / (deficit)	$7,213,952	$9,108,302

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUNCTIONAL BRANDS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In U.S. dollars, except share data or otherwise noted)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Revenue, net of returns	1,645,524	1,590,256
Cost of goods sold	684,391	723,492
Gross profit	961,133	866,764
Operating expenses
Sales and marketing	263,707	178,630
General and administrative	1,380,231	720,234
Total operating expenses	1,643,938	898,864
Operating loss	(682,805)	(32,100)
Other income / (expense)
Interest income	2,910	299
Other income	-	113
Interest expense	(25,804)	(95,094)
Change in fair value of derivative liabilities	25,374	-
Loss on issuance of preferred stock	(6,310,464)	-
Total other income / (expense)	(6,307,984)	(94,682)
Net loss	$(6,990,789)	$(126,782)
Net loss per share of common stock attributable to common stockholders	-
Basic	$(0.36)	$(0.02)
Diluted	$(0.36)	$(0.02)
Weighted average shares used in computing net loss per share of common stock
Basic	19,594,102	6,917,226
Diluted	19,594,102	6,917,226

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUNCTIONAL BRANDS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT) (UNAUDITED)

(In U.S. dollars, except share data or otherwise noted)

	Preferred Stock								Common Stock		Additional		Total Stockholders’
	Series A		Series B		Series C		Common Stock		to be issued		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	/ (Deficit)
Balance as of December 31, 2024	-	$-	-	$-	-	-	6,694,880	$67	-	-	$7,542,286	$(7,660,930)	$(118,577)
Stock based compensation	-	-	-	-	-	-	88,905	1			252,902	-	252,903
Common stock issued for convertible notes payable and accrued interest	-	-	-	-	-	-	133,441	1			122,330	-	122,331
Warrants issued with respect of loan payable	-	-	-	-	-	-	-	-			23,138	-	23,138
Net income	-	-	-	-	-	-	-	-			-	(126,782)	(126,782)
Balance as of March 31, 2025	-	-	-	-	-	-	6,917,226	69	-	-	7,940,656	(7,787,712)	153,013

Balance as of December 31, 2025	87,445	$87	28,475	$28	-	$-	18,704,649	$187	-	-	8,522,354	$(6,981,325)	$1,541,331
Conversion of preferred stock	-	-	(4,002)	(4)	-	-	2,004,584	20			5,096	-	5,112
Buyback of preferred stock	(12,445)	(12)	-	-	-	-	-	-			(150,583)	-	(150,595)
Stock based compensation	-	-	-	-	-	-	-	-			123,288	-	123,288
Shares issued as part of exchange agreement	(75,000)	(75)	(22,073)	(22)	6,032		-	-	5,190,171	52	1,037,982	-	1,037,937
Warrant exercises	-	-	-	-	-	-	645,453	8			(6)	-	2
Preferred stock dividends	-	-	-	-	-	-	-	-			-	(77,050)	(77,050)
Net loss	-	-	-	-	-	-	-	-			-	(6,990,789)	(6,990,789)
Balance as of March 31, 2026	-	$-	2,400	$2	6,032	$-	21,354,686	$215	5,190,171	$52	$9,538,131	$(14,049,164)	$(4,510,764)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUNCTIONAL BRANDS INC.

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

(In U.S. dollars, except share data or otherwise noted)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,990,789)	$(126,782)
Reconcile net loss to cash provided by operating activities
Allowance for doubtful accounts receivable	-	(1,968)
Allowance for inventory obsolescence	-	18,464
Depreciation of property and equipment	4,582	6,225
Amortization of right-of-use assets	87,879	80,355
Amortization of intangible assets	11,532	11,532
Stock-based compensation	123,288	252,905
Financing expense on warrants	-	23,138
Change in fair value of derivative liabilities	(25,374)	-
Loss on issuance of preferred stock	6,310,464	-
Dividends	(77,050)	-
Changes in operating assets and liabilities:
Accounts receivable	145,762	5,841
Inventories	(42,037)	(111,142)
Prepaid expenses and other current assets	37,903	17,029
Accounts payable and accrued liabilities	91,416	86,959
Other current liabilities	(11,150)	(7,065)
Lease liabilities	(90,985)	(79,498)
Net cash provided by (used in) operating activities	(424,559)	175,993

Cash flows from investing activities:
Net cash used in investing activities:	-	-

Cash flows from financing activities:
Deferred offering costs	-	(127,775)
Payments for payable for acquisition	-	(44,999)
Repayment of liability conditional timing	(450,000)	-
Repayment of loans	(149,137)	(1,685)
Buyback of preferred stock	(616,027)	-
Proceeds from line of credit	-	48,947
Line of credit repayment	(8,109)	(47,598)
SBA loan repayment	(897)	(894)
Net cash used in financing activities	(1,224,170)	(174,004)

Increase (decrease) in cash	(1,648,729)	1,989

Cash beginning of period	2,726,696	211,642

Cash, end of period	$1,077,967	$213,631

Supplemental disclosures of cash flow information
Cash paid for interest	$19,469	$71,980
Non-cash investing and financing activities
Declaration of preferred stock dividend recorded as an increase in accrued liabilities	77,050	-

Extinguishment of Series A&B preferred shares	$(97)
Derecognition of derivative liabilities upon extinguishment of Series A&B preferred shares	$(3,027,287)
Issuance of Series C preferred shares	$(6,032,160)
Recognition of Series C convertible notes	$(837,000)
Recognition of derivative liabilities upon issuance of Series C preferred shares & convertible notes	$(529,854)

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

On January 22, 2025, the Company effected a 1-for-18.338622 reverse stock split of its outstanding common stock. The authorized common stock of the Company remained unchanged at 220,000,000. All references to share and per share amounts in the consolidated financial statements and accompanying notes thereto have been retroactively restated to reflect the reverse stock split. In addition, the Company authorized 1,000,000 shares of blank check preferred $0.001 par value.

As of March 31, 2026, and 2025, the consolidated financial statements consist of the Company and its wholly owned subsidiary HTO Nevada Inc. (d/b/a Kirkman), which is a nutraceutical manufacturer and distributor based in the Pacific Northwest. All intercompany transactions and balances have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2026, the Company had net loss of $6,990,789, and a working capital of $559,483, and an accumulated deficit of $14,049,164. As of March 31, 2026 the Company had cash of $1,077,967. These conditions raise substantial doubt about the Company’s ability to continue as a going concern

Management believes that its existing cash balances combined with future capital raises through debt and equity and cash receipts from product sales will be sufficient to fund ongoing operations through at least one year from the date the audited consolidated financial statements are issued. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability to secure additional equity and/or debt financing. There are no assurances that the Company will be successful in obtaining additional capital.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These financial statements do not include any adjustments that might arise from this uncertainty.

Unaudited Financial Information

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, considered necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the periods presented are not necessarily indicative of the results that might be expected for the full year. As such, the information included in this report should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, which are included in the Company’s Form 10-K, dated and filed with the SEC on March 27, 2026, which is accessible on the SEC’s website at www.sec.gov.

During the three months ended March 31, 2026, there were no changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025.

Principles of Consolidation

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

Cash

Cash consists of cash in readily available checking accounts and deposits in transit. As of March 31, 2026 and December 31, 2025, cash balances were deposited at major and other financial institutions. On March 31, 2026 and December 31, 2025, the Company had approximately $450,862 and $2,040,292, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

As of March 31, 2026 and December 31, 2025 there was no impairment to the Company’s net realizable value of its inventory.

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

Derivative Liabilities

Accounting for Convertible Preferred Stock and Embedded Derivative Liabilities

The Company has issued convertible preferred stock and senior secured convertible promissory notes that contain complex conversion, redemption and contingent features. The accounting for these instruments requires significant judgment in the application of U.S. GAAP, including ASC 480 – Distinguishing Liabilities from Equity, ASC 470 – Debt, ASC 815 – Derivatives and Hedging, and ASC 820 – Fair Value Measurement. Management evaluates the contractual terms of each instrument to determine the appropriate classification and measurement of the host instrument and any embedded features. In November 2025, the Company issued Series A and Series B Convertible Preferred Stock containing variable-priced embedded conversion features. The Series A and Series B host instruments were classified within stockholders’ equity, and the embedded conversion features were bifurcated and recorded as derivative liabilities measured at fair value through earnings. On March 9, 2026, all then-outstanding Series A and Series B preferred shares were exchanged for newly issued Series C Convertible Preferred Stock, senior secured convertible promissory notes, common stock and cash, and no Series A or Series B preferred shares remain outstanding.

Classification of Series C Convertible Preferred Stock

Under ASC 480-10-25-4, preferred stock is classified as a liability when it is mandatorily redeemable through the transfer of the issuer’s assets at a specified or determinable date. The Series C Convertible Preferred Stock contains a forced amortization feature requiring the Company to redeem the outstanding stated value in monthly installments over 12 months beginning 90 days after the closing date. The Company has the contractual right, exercisable at its election on each installment date, to satisfy the applicable installment in either cash or shares of common stock. Management concluded that the Company has a substantive election to satisfy the forced amortization in shares of common stock and that the Series C Convertible Preferred Stock is not within the scope of ASC 480-10-25-4.

Because the Company’s right to settle in shares is conditioned on equity conditions that are not entirely within the Company’s control, cash settlement may be required in circumstances outside the Company’s sole control. Accordingly, in accordance with ASC 480-10-S99-3A, the Series C Convertible Preferred Stock is classified outside of permanent equity, in mezzanine (temporary) equity. The Company assesses the probability of cash redemption at each reporting date and accretes the carrying amount of the Series C Convertible Preferred Stock to the redemption amount using the effective interest method only when, and to the extent that, cash redemption becomes probable.

Classification of Senior Secured Convertible Notes

The senior secured convertible promissory notes (the “Notes”) are classified as debt in accordance with ASC 470. The Notes do not contain features that would require liability classification under ASC 480. The Company applied ASU 2020-06 to the Notes, which requires convertible debt instruments to be accounted for as a single instrument at amortized cost where no embedded derivative is required to be bifurcated under ASC 815-15.

Embedded Features

Management evaluates the embedded conversion, redemption and other contingent features of the Series C Convertible Preferred Stock and the Notes under ASC 815 to determine whether such features must be separated from the host instrument and accounted for as derivatives. This assessment requires judgment regarding whether each feature is clearly and closely related to its host contract and whether it qualifies for the scope exception in ASC 815-10-15-74(a) for instruments that are both indexed to the Company’s own stock and would be classified within stockholders’ equity if freestanding (as further described in ASC 815-40).

The Series C Convertible Preferred Stock is convertible at three fixed conversion prices, applied as a tier allocation, that were established as of the closing date and are subject only to customary equitable anti-dilution adjustments. The Notes are convertible at a single fixed conversion price established as of the closing date and similarly subject only to customary equitable anti-dilution adjustments. Each instrument also contains a contingent variable conversion right that becomes operative only on or after a date occurring after the scheduled redemption or amortization period, or upon the occurrence and during the continuance of an event of default, together with a down-round protection feature that adjusts the applicable conversion price upon certain qualifying dilutive issuances. Management concluded that the fixed conversion features of both instruments are indexed to the Company’s own common stock within the meaning of ASC 815-40, that the down-round protection features are excluded from the indexed-to-own-stock evaluation in accordance with ASU 2017-11, and that the contingent variable conversion features do not represent substantive embedded derivatives requiring bifurcation pursuant to ASC 815-15-25-42 because the Series C Convertible Preferred Stock is scheduled to be redeemed in full prior to the date on which its variable conversion right would become operative and the occurrence of an event of default is considered remote. As a result, no embedded feature of the Series C Convertible Preferred Stock or the Notes has been bifurcated, and the conversion and other contingent features are accounted for as part of the respective host instruments.

Initial Measurement

The Series C Convertible Preferred Stock and the Notes were initially measured at fair value on the closing date of the exchange in accordance with ASC 820. The Company determined fair value using a Monte Carlo simulation model that incorporates the contractual terms of each instrument together with assumptions regarding the Company’s common stock price, expected volatility, expected term, the timing of forced amortization or contractual amortization installments, and the probability that contingent features become operative. The fair value of the Notes was further discounted using a credit-adjusted discount rate to reflect their senior secured debt nature.

Subsequent Measurement

The Series C Convertible Preferred Stock host instrument is not remeasured through earnings while it remains in mezzanine equity. The Notes are subsequently measured at amortized cost, with the difference between the face amount and the initial debt-host carrying amount accreted to interest expense over the contractual term using the effective interest method. Stated interest on the Notes is accrued separately. Upon conversion of the Series C Convertible Preferred Stock or the Notes into common stock, the Company derecognizes the associated carrying amount and recognizes the related equity or earnings impact in accordance with the applicable extinguishment guidance.

Fair Value Measurements and Significant Estimates

The Monte Carlo simulation used to measure the fair value of the Series C Convertible Preferred Stock and the Notes at issuance involves significant unobservable inputs and requires substantial management judgment. Key assumptions used in the model include:

●	Expected volatility of the Company’s common stock

●	Expected term of each instrument and the timing of forced amortization or contractual amortization installments

●	Risk-free interest rates

●	The Company’s credit-adjusted discount rate, applied to the Notes

●	The probability of default and the probability that the contingent variable conversion mechanisms become operative

Because these assumptions are not directly observable in the market, the resulting fair-value measurements are classified as Level 3 within the fair value hierarchy under ASC 820. Changes in these assumptions or in market conditions could have resulted in materially different fair-value measurements at issuance.

Stock-Based Compensation Plan

The Board of Directors has approved a 2026 Equity Incentive Plan that may be used to compensate or reward the members of its board of directors, executive officers, employees and consultants for services rendered. Such plan will be implemented once it receives requisite stockholder approval.

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

Per Company policy, any product that does not meet the customer’s expectations can be returned within 30 days of delivery in exchange for another product, or for a full refund. Any product sold through a distributor or retailer must be returned to the original purchase location for any return or exchange.  For the three months ended March 31, 2026 and 2025, the Company did not record any reserves on revenue for product returns or exchanges.

Earnings / (Loss) per Share

Basic earnings / (loss) per common share is calculated by dividing the net income (loss) distributed to the common class minus the preferred stock dividends, by the weighted-average number of shares outstanding during the period, without consideration for potentially dilutive securities. Diluted earnings (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares and potentially dilutive securities outstanding for the period.

For purposes of the diluted net loss per share calculation, restricted stock units (RSUs), outstanding warrants, conversion of Series B and Series C Preferred stock, and conversion of convertible notes. are considered to be potentially dilutive securities.

As of March 31, 2026, 2,400,000 shares of common stock to be issued upon conversion of Series B Preferred shares, 28,724,571 shares of common stock to be issued upon conversion of Series C Preferred shares, 4,591,583 shares to be issued upon conversion of Convertible notes, 5,190,172 common shares to be issued as part of Series C exchange agreement, and 35,926,299 upon conversion of warrants, all are potentially common stock equivalents and are excluded from the diluted loss per share calculations as their effect is anti-dilutive. As a result, diluted net loss per share for the three months ended March 31, 2026 is the same as basic net loss per share.

As of March 31, 2025, there were 1,698 RSUs and 37,500 warrants of potentially common stock equivalents excluded from the diluted loss per share calculations as their effect is anti-dilutive. As a result, diluted net loss per share for the three months ended March 31, 2025 is the same as basic net loss per share.

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings (loss) per share (“EPS”) calculations for the three months ended March 31, 2026 and 2025.

	March 31.
	2026	2025

Numerator:
Net loss	$(6,990,789)	$(126,782)

Denominator:
Weighted-average shares of common stock	19,594,102	6,917,226

Diluted weighted average of common stock	19,594,102	6,917,226

Net income (loss) per common share from:
Basic	$(0.36)	$(0.02)
Diluted	$(0.36)	$(0.02)

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

3.	Cash

Cash consists of liquid funds and deposits in transit.

	March 31, 2026	December 31, 2025
Cash	$1,070,469	$2724,432
Deposits in transit	7,498	2,264
Total Cash	$1,077,967	$2,726,696

4.	Accounts Receivable

Accounts receivable consists of trade receivables, net of allowance for doubtful accounts.

	March 31, 2026	December 31, 2025
Accounts receivable	$372,712	$518,474
Allowance for doubtful accounts	-	-
Accounts receivable, net	$372,712	$518,474

There were no allowance for doubtful accounts for the three months ended March 31, 2026 and for the year ended December 31 2025. The Company reviews on a quarterly basis and is adjusted based on management’s determination of collectability.

5.	Inventories

Inventories consisted of raw materials (minerals – magnesium, calcium, vitamins, botanical extracts), finished goods (capsules, tablets, powders, and creams) and packaging and supplies (bottles, labels, covers, filters, tipping paper and packaging materials).

	March 31, 2026	December 31, 2025
Raw materials	$528,240	$507,693
Packaging, supplies & other	130,986	141,320
Finished goods	943,294	911,470
Allowance for inventory obsolescence	(10,972)	(10,972)
Total inventories, net	$1,591,548	$1,549,511

The Company reviews the allowance for inventory obsolescence on a quarterly basis and adjusted as necessary.

6.	Prepaid Expenses and Other Current Assets

	March 31, 2026	December 31, 2025
Prepaids & deposits	$350,817	$329,720
Other current assets	4,279	63,279
Total prepaids and other current assets	$355,096	$392,999

Prepaid expenses consist of prepayments made to vendors as deposit and or retainers for professional services and insurance, and other current assets consists of refunds owed on insurance policies.

7.	Property and Equipment

Property and equipment consist of the following: The machinery and equipment owned by Kirkman allows the Company to carry out the entire production process in-house, from mixing raw materials to creating finished products, including encapsulation, labeling, and packaging.

	March 31, 2026	December 31, 2025
Machinery & Equipment	$739,021	$739,021
Computer Equipment	30,988	30,988
Furniture & Fixtures	3,302	3,302
Total property and equipment	773,311	773,311
Less: Accumulated depreciation	(740,514)	(735,932)
Property and equipment, net	$32,797	$37,379

Depreciation expense totaled $4,582   and $20,698 for the three months ended March 31, 2026 and year ended December 31, 2025, respectively.

8.	Right-of-Use Assets and Lease Liabilities

The Company maintains leases on a building and certain business equipment as detailed below. These obligations include the minimum lease payments as recognized on a straight-line basis over the lease term. The following are the expected payments on these leases as of March 31, 2026. The leases are considered “operating lease” and consequently lease payments are calculated on a straight-line basis, including the total amount of interest related.

The changes in the right-of-use assets is as follows:

	March 31, 2026	December 31, 2025
Right of use assets:
Right of use assets recognized as of January 1st	$1,667,693	$2,000,092
Additions	-	-
Amortization Expense	(87,879)	(332,399)
Right of use assets, net	$1,579,814	$1,667,693

The changes in lease liabilities are as follows:

	March 31, 2026	December 31, 2025
Lease liabilities recognized as of January 1st	$1,806,777	$2,136,032
Additions	-	-
Lease payments	(90,985)	(329,255)
Lease liabilities at period end	1,715,792	1,806,777
Less: current portion	(375,479)	(371,272)
Long-term portion	$1,340,313	$1,435,505

The following table presents information about the future maturity of the lease liabilities under the Company’s operating and financing leases as of March 31, 2026.

Maturity of Lease Liabilities	1. Operating Facility	2. Office Equipment	3. Office Equipment	Total Amount
2026	$366,665	$17,489	$623	$384,777
2027	503,349	-	-	503,349
2028	518,123	-	-	518,123
2029	533,220	-	-	533,220
2030	91,442	-	-	91,442
Total future minimum lease payments	2,012,799	17,489	623	2,030,911
Less: Imputed interest	(314,720)	(386)	(14)	(315,120)
Present value of lease liabilities	$1,698,079	$17,103	$609	$1,715,791
Remaining lease term (in years)	4.0	0.58	0.58

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

The base monthly rent is $28,957 per month, with subsequent annual increases of 3.0%. Operating expense came to $13,618 per month for 3 month ending March 31, 2026.

Leases 2 and 3, Equipment

On September 30, 2021, the Company entered into a 5-year lease to lease office equipment that consists of four copiers for daily office use. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 9.0% within the calculation. The base monthly payment in 2026 is $2,498.

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

9.	Intangible Assets and Goodwill

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

The following table summarizes the remaining fair value of assets acquired and liabilities assumed from the acquisition of Kirkman in July 2019.

	March 31, 2026	December 31, 2025
Kirkman brand, net	$925,700	$925,700
cGMP certification	310,000	310,000
Customer relationships	461,300	461,300
Total intangible assets, gross	1,697,000	1,697,000
Less: Accumulated amortization: Customer relationships	(311,121)	(299,589)
Intangible assets, net	$1,385,879	$1,397,411

The following table presents the amortization for the remaining useful life of the customer relationships:

2026	$34,598
2027	46,130
2028	46,130
2029	23,321
Total	$150,179

There were no impairments to the intangible assets for the three months ended March 31, 2026 and year ended December 31, 2025.

Goodwill

March 31, 2026	December 31, 2025

$818,139	$818,139

There were no impairments to goodwill for the three months ended March 31, 2025 and year ended December 31, 2025.

10.	Accounts Payable and Accrued Liabilities

The Company’s accounts payable consist of obligations that are payable to vendors and other third parties in the normal course of business operations, as well as dividends payable to investors, and its accrued liabilities and accrued compensation are comprised of accrued expenses for consulting, advisory services, professional, audit services and equity awards earned but not yet issued.

	March 31, 2026	December 31, 2025
Accounts payable	$622,220	$668,220
Accrued liabilities	825,537	838,121
Accrued compensation - shares earned but not issued	197,902	47,902
Total accounts payable and accrued liabilities	$1,645,659	$1,554,243

11.	Lines of Credit

On August 19, 2025, the Company entered into two lines of credit agreements with a third-party whereby the Company received a total of $26,354. The term of the loans were for six months, with a 9% contract interest rate. The loans were repaid in Feb 2026.

	March 31, 2026	December 31, 2025
Line of credit recognized as of January 1	$8,109	$32,235
Proceeds from debt facilities	-	99,733
Payments on debt facilities	(8,109)	(123,859)
Line of credit as of period end	-	8,109
Less: current portion	-	(8,109)
Long-term portion	$-	$-

12.	SBA Loan Payable

On July 7, 2020, Kirkman applied for and was granted a thirty (30) year loan from the U.S. Small Business Administration (“SBA”) for $150,000 with an interest of 3.75% per annum accrued daily. The SBA loan was obtained, to alleviate the financial burden as a result of the COVID-19 pandemic.

	March 31, 2026	December 31, 2025

SBA loan due as of January 1	$140,468	$143,904
Proceeds from SBA loan	-	-
Payments on SBA loan	(897)	(3,436)
SBA loan due as of December 31	139,571	140,468
Less: current portion	(3,614)	(3,595)
Long-term portion	$135,957	$136,873

The Company has the following SBA loan future commitments as of March 31, 2026.

Amount
2026	$2,698
2027	3,702
2028	3,830
2029	3,990
2030	4,117
2031 and beyond	121,234
Total	$139,571

13.	Derivative Liability

Series A & B

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

Revaluation upon exchange

The derivative liabilities are remeasured to fair value at each reporting date, with changes in fair value recognized in earnings. For the three months ended March 31, 2026, the Company recognized an unrealized gain on revaluation of fair value of derivative liability of $206,462.

Level 3 Roll-forward

	March 31, 2026			December 31, 2025
	Series A	Series B	Total	Series A	Series B	Total
Beginning balance	$3,270,370	$36,375	$3,306,745	$-	$-	$-
Initial recognition of derivative liability upon issuance	-	-	-	11,443,814	1,850,428	13,294,242
Change on revaluation of fair value of derivative liability	190,600	15,862	206,462	(6,736,673)	(622,262)	(7,358,935)
Derecognition upon conversions	-	(5,112)	(5,112)	(60,996)	(1,191,791)	(1,252,787)
Derecognition upon share buybacks	(465,433)	-	(465,433)	(1,375,775)	-	(1,375,775)
Derecognition upon exchange	(2,995,537)	(31,752)	(3,027,289)
Ending balance	$-	$15,373	$15,373	$3,270,370	$36,375	$3,306,745

The derivative liabilities are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. The Company utilized a Monte Carlo simulation model incorporating the following key assumptions as of March 31, 2026:

Input	At Exchange	31-Dec-25
Common stock price	$0.20	$0.19
Expected volatility	80.00%	53.02%
Risk-free interest rate	2.44%	2.55%
Dividend yield	0.00%	0.00%
Expected term	0.67 year	0.85 year
Probability of dilutive financing	50.00%	50.00%

Series C

Embedded Conversion Features

On March 9, 2026, the Company entered into an Exchange and Amendment Agreement with holders of its outstanding Series A and Series B preferred stock. Pursuant to the agreement, the Company exchanged all issued and outstanding Series A and Series B preferred shares for a combination of:

●	Series C Convertible Preferred Stock (the “Series C Preferred”)

●	Senior Secured Convertible Promissory Notes (the “Convertible Notes”)

●	Cash consideration

The transaction resulted in the legal extinguishment of the Series A and Series B preferred stock and the issuance of new financial instruments. The Series C preferred stock contains embedded conversion features, including anti-dilution and reset provisions, which result in variability in settlement. The Company evaluated the Series C preferred stock under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging.

Based on this evaluation, the Company determined that the Series C preferred stock represents an obligation to settle a fixed monetary amount through a variable number of shares and therefore meets the criteria for liability classification under ASC 480-10-25-14. The embedded conversion features were further evaluated under ASC 815-15 and were determined to be not clearly and closely related to the host instrument and not eligible for the equity scope exception under ASC 815-40. Accordingly, the Company bifurcated these features and recorded them as derivative liabilities at fair value on the date of issuance. The derivative liabilities are presented as a separate line item, “Derivative liabilities,” on the consolidated balance sheet and are subsequently remeasured at fair value, with changes in fair value recognized in earnings.

Fair Value Measurement

At issuance, the fair value of the derivative liabilities was determined using a Monte Carlo simulation model incorporating equity price volatility, probability-weighted financing scenarios, and conversion price reset provisions.

Period-end Revaluation

Derivative liabilities are remeasured to fair value at each reporting date in accordance with ASC 815, with changes in fair value recognized in earnings within the consolidated statement of operations. For the three months ended March 31, 2026, the Company recognized unrealized gains of $153,405 related to the remeasurement of derivative liabilities associated with the Series C preferred stock and $78,430 related to the remeasurement of derivative liabilities associated with the Series C Convertible Notes.

These amounts reflect the impact of changes in assumptions and market conditions, including the Company’s stock price and other valuation inputs, during the period.

Level 3 Roll-forward

	March 31, 2026			December 31, 2025
	Series C Preferred Stock	Series C Convertible Note	Series C Total	Series C Preferred Stock	Series C Convertible Note	Series C Total
Beginning balance	$-	$-	$-	$-	$-	$-
Initial recognition of derivative liability upon issuance	315,779	214,075	529,854	-	-	-
Change on revaluation of fair value of derivative liability	(153,405)	(78,430)	(231,835)	-	-	-
Derecognition upon conversions	-	-	-	-	-	-
Derecognition upon exchange	-	-
Ending balance	$162,374	$135,645	$298,019	$-	$-	$-

The derivative liabilities are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. The Company utilized a Monte Carlo simulation model incorporating the following key assumptions as of March 31, 2026:

Input	At Issuance	31-Mar-26
Common stock price	$0.20	$0.16
Expected volatility	80.00%	80.00%
Risk-free interest rate	3.79%	3.56%
Dividend yield	0.00%	0.00%
Expected term	1.0 – 2.0 year	0.94 – 0.97 year
Probability of dilutive financing	50.00%	50.00%

14.	Loans Payable, Related Party

On March 11, 2024, the Company executed a loan agreement with a related party in the amount of $130,000, with an annual interest rate of 20% and a due date of March 11, 2031.

On March 10, 2025, the Company executed a loan agreement with a related party in the amount of $225,000, with an annual interest rate of 18% and a due date of March 7, 2029.

	March 31, 2026	December 31, 2025
Loans payable, related party as of January 1	$306,151	$370,703
Loan agreement executed with related party during the periods	-	225,000
Reclass to loans payable	-	(247,634)
Payments to related party	(14,370)	(41,918)
Loans payable, related party as of period end	291,781	306,151
Less: current portion	(64,527)	(61,642)
Long-term portion	$227,254	$244,509

15.	Loans Payable

In December 2023, the Company entered into a short-term debt facility with an officer and director of the parent company, Hemptown Organics Corp., whereby the Company received a non-interest-bearing loan in the amount of $247,634. As of March 31, 2026, $142,280 was still outstanding. The officer and director resigned in January 2025, and therefore the loan was reclassed from related party to loans payable.

On August 29, 2025 the Company entered into a loan agreement with a third party whereby the Company received approximately $95,277. The terms of the loan were for 10 months, with a 7.5% interest rate over the term of the loan

On November 5, 2025 the company entered into a loan agreement with a third party whereby the company received approximately $169,048. The terms of the loan are for 10 months, with a 7.0% interest rate over the term of the loan.

	March 31, 2026	December 31, 2025
Loan payables as of January 1	$402,650	$171,500
Loan agreement executed during the periods	-	364,325
Reclass to loan payable	-	247,634
Payments to loan payable	(134,767)	(380,809)
Loan payable as of December 31	267,883	402,650
Less: current portion	(267,883)	(402,650)
Long-term portion	$-	$-

16.	Convertible Note

On March 9, 2026, in connection with the Exchange and Amendment Agreement (the “Exchange Agreement”) entered into among the Company and the holders of the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, the Company issued senior secured convertible promissory notes (collectively, the “Notes”) with an aggregate original principal amount of $837,800 to four institutional investors. The Notes were issued as partial consideration for the exchange and cancellation of the Company’s outstanding Series A and Series B Convertible Preferred Stock, together with shares of newly designated Series C Convertible Preferred Stock, shares of common stock, and cash. No new cash proceeds were received by the Company with respect to the Notes.

Principal Terms of the Notes

The Notes have substantially identical terms, summarized below.

Maturity

The Notes mature on August 9, 2027, which is seventeen (17) months after the issue date.

Interest

The Notes bear interest at a stated rate of 12% per annum, computed on the basis of a 360-day year and the actual number of days elapsed. Interest is charged monthly on the principal amount (plus any accrued and previously due but unpaid interest) and is payable at maturity. Upon the occurrence of an Event of Default (as defined in the Notes), interest accrues at the lesser of 24% per annum or the maximum rate permitted by law.

Amortization

Beginning one year after the issue date (the “Amortization Start Date”), the Company is required to amortize the original principal amount in six equal monthly installments equal to one-sixth (1/6) of the original principal amount per month, with any remaining unpaid principal, accrued and unpaid interest, and other amounts due payable on the maturity date. Amortization payments may, at the Company’s election, be made in cash monthly or, subject to the satisfaction (or waiver by the holder) of certain customary equity conditions defined in the Exchange Agreement (including a minimum dollar trading volume requirement), in shares of common stock weekly. If shares are elected and the equity conditions are not satisfied (and not waived), the applicable installment must be paid in cash.

Security and Ranking

The Notes are senior secured obligations of the Company, secured by a first priority security interest in substantially all of the Company’s assets pursuant to a Security and Pledge Agreement of even date with the Notes. The Notes rank senior in right of payment to all current and future indebtedness of the Company and its subsidiaries, subject to a permitted carve-out for purchase money equipment financing. The Company has agreed to cause the holders of any future senior secured indebtedness to enter into customary subordination agreements in favor of the holders of the Notes.

Optional Prepayment

The Company may prepay the Notes in whole or in part at any time prior to maturity, upon five (5) business days’ prior written notice, at a prepayment price equal to 100% of the outstanding principal amount, plus all accrued and unpaid interest and any other amounts due under the Notes. The holder retains the right to convert the Notes (or any portion thereof) into shares of common stock at any time prior to the prepayment date.

Conversion

The holder may, at its option, convert all or any portion of the outstanding principal amount and accrued and unpaid interest of the Notes into shares of the Company’s common stock at the applicable conversion price (the “Conversion Price”). The Conversion Price is equal to 120% of the closing trading price of the common stock on the trading day immediately prior to the Exchange Date (the “Fixed Conversion Price”). Upon the occurrence and during the continuance of an Event of Default, the Conversion Price is reduced to 85% of the lowest traded price of the common stock during the ten (10) trading day period ending on the trading day immediately preceding the applicable conversion date (the “Alternative Conversion Price”). In no event will the Conversion Price exceed the Fixed Conversion Price.

Beneficial Ownership Limitation

A holder may not convert any portion of the Notes to the extent that, after giving effect to such conversion, the holder (together with its affiliates) would beneficially own in excess of 4.99% of the outstanding shares of common stock. The holder may, upon not less than 61 days’ prior written notice to the Company, increase this limitation to up to 9.99%.

Nasdaq Stockholder Approval Limitation

The Notes may not be converted, and shares of common stock may not be issued thereunder, to the extent such conversion or issuance would require stockholder approval under the rules of The Nasdaq Stock Market, including Nasdaq Listing Rule 5635(d), until and unless such approval is obtained. The Company is required to seek any such required stockholder approval within 30 days following the date such approval is first required.

Anti-Dilution Adjustments

The Fixed Conversion Price is subject to customary adjustments for stock splits, stock dividends, recapitalizations, and similar transactions, and is also subject to a full-ratchet anti-dilution adjustment in the event the Company sells or issues common stock or securities convertible into common stock at an effective price per share lower than the then-effective Fixed Conversion Price, subject to customary exceptions for exempt issuances.

Covenants

The Notes contain customary affirmative and negative covenants, including, among others, restrictions on (i) declaring or paying cash dividends on common stock, (ii) entering into variable rate transactions (subject to a carve-out for the Company’s contemplated equity line of credit facility), (iii) repurchasing common stock, (iv) incurring additional indebtedness senior to or pari passu with the Notes, and (v) entering into Section 3(a)(10) transactions or factoring/merchant cash advance arrangements. The Company is also required to apply 100% of the net proceeds of certain future financings and asset sales (33% in the case of net proceeds from the contemplated equity line of credit facility) toward repayment of the Notes, at the holders’ discretion.

Events of Default

The Notes contain customary events of default, including, among others, failure to pay principal or interest when due, failure to reserve or deliver shares of common stock upon conversion, breach of covenants or representations, judgments in excess of $100,000 that remain unsatisfied for 30 days, bankruptcy or insolvency events, change of control, delisting of the common stock from a national securities exchange, failure to maintain reporting compliance under the Exchange Act, DTC chill events, and cross-default with other Company indebtedness. Upon the occurrence and continuance of an Event of Default, (i) the Holder may accelerate all amounts outstanding under the Notes, (ii) all outstanding obligations are increased to 125% of the obligations outstanding at such time as a default premium, (iii) interest accrues at the Default Interest Rate, and (iv) the Company incurs a monthly monitoring fee of $5,000 until the default is cured.

Accounting Treatment

The Company evaluated the Notes under ASC 470, Debt, and ASC 815, Derivatives and Hedging. The Company concluded that the Notes meet the definition of debt and are accounted for as such, with the embedded conversion feature evaluated separately under ASC 815-15.

Bifurcation of Embedded Conversion Feature

The conversion feature embedded in the Notes is indexed to the Company’s common stock and, upon the occurrence of an Event of Default or after the Alternate Conversion Eligibility Date, is convertible at a variable price tied to the trading price of the common stock. The Company concluded that the embedded conversion feature (i) is not clearly and closely related to the debt host instrument under ASC 815-15-25-1 and ASC 815-15-25-26, (ii) does not qualify for the scope exception in ASC 815-10-15-74(a) because it does not meet the “fixed-for-fixed” settlement criterion under ASC 815-40, and (iii) meets the definition of a derivative under ASC 815-10. Accordingly, the embedded conversion feature has been bifurcated from the debt host and accounted for as a separate derivative liability measured at fair value, with subsequent changes in fair value recognized in earnings in accordance with ASC 815-10-35.

Initial Measurement

At issuance, the Notes were recognized at the principal amount of $837,800, and the bifurcated embedded conversion feature was recognized as a derivative liability at its initial fair value of $245,290. Fair value was determined using a Monte Carlo simulation in accordance with ASC 820, with key inputs including the Company’s stock price, expected volatility, risk-free interest rate, and probability-weighted scenarios for conversion at the Fixed Conversion Price and the Alternative Conversion Price.

Subsequent Measurement

The Notes are subsequently measured at amortized cost using the effective interest method in accordance with ASC 835-30. The bifurcated derivative liability is remeasured at fair value at each reporting date, with changes in fair value recorded in earnings as a component of other income (expense).

Carrying Value and Activity

The following table summarizes the components of the Notes and the related embedded derivative liability as of March 31, 2026:

	Notes Payable	Embedded Derivative Liability
Issuance — March 9, 2026	$837,800	$214,075
Change in fair value	—	(78,430)
Balance — March 31, 2026	$837,800	$135,645

The Notes are presented as long-term debt on the condensed consolidated balance sheet, with no portion classified as current as of March 31, 2026, as the first scheduled amortization payment is due more than twelve months after the balance sheet date. The embedded derivative liability is presented within derivative liabilities on the condensed consolidated balance sheet.

For the three months ended March 31, 2026, the Company recognized interest expense of approximately $6,144 in respect of the Notes (representing 22 days of accrued interest at the stated 12% rate on the aggregate principal amount). The Company recognized a gain of $78,430 in connection with the change in fair value of the embedded derivative liability for the three months ended March 31, 2026, which is included in other income (expense), net.

Future Principal Payments

The aggregate scheduled principal payments under the Notes as of March 31, 2026 are as follows:

Year Ending December 31,	Amount
2026	$—
2027	837,800
Total	$837,800

Fair Value Measurements

The fair value of the bifurcated embedded derivative liability is classified within Level 3 of the fair value hierarchy under ASC 820, as its valuation requires significant unobservable inputs, including expected volatility of the Company’s common stock and probability-weighted estimates of the timing and method of conversion. See note 15 for measurement details.

17.	Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Awards granted to executives, employees, directors, and non-employees — consisting primarily of restricted stock units (“RSUs”) — are measured at grant-date fair value and recognized as expense in the consolidated statements of operations on a straight-line basis over the requisite service period, with forfeitures recognized as they occur. Awards subject to performance conditions are expensed when achievement of the underlying condition is considered probable, and awards subject to market conditions are expensed over the derived service period regardless of whether the condition is ultimately achieved. Fair value is determined by reference to the closing price of the Company’s common stock on the grant date for awards granted following the Company’s Nasdaq listing, and by reference to the share price established in the most recent Section 409A valuation report prepared by an independent third-party appraiser for awards granted prior to listing.

During the three-month periods ending March 31, 2026, and 2025, the Company recorded general and administrative expense of $123,288 and $252,902, respectively, in its consolidated statements of operations, with respected to RSUs granted.

18.	Common and Preferred Stock

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

Preferred Stock

On March 9, 2026, the Company entered into an Exchange and Amendment Agreement with holders of its outstanding Series A and Series B preferred stock. Pursuant to the agreement, the Company exchanged all issued and outstanding Series A and Series B preferred shares for a combination of:

●	Series C Convertible Preferred Stock (the “Series C Preferred”)

●	Senior Secured Convertible Promissory Notes (the “Convertible Notes”)

●	Cash consideration

The transaction resulted in the legal extinguishment of the Series A and Series B preferred stock and the issuance of new financial instruments.

Extinguishment of Series A and B Preferred Stock

The Company accounted for the exchange as an extinguishment of the Series A and Series B preferred stock. The extinguishment was measured as the difference between:

●	The carrying amount of the Series A and Series B preferred stock (including associated derivative liabilities), and

●	The fair value of the consideration transferred

As a result, the Company recognized a loss on extinguishment of approximately $6.9 million in the consolidated statement of operations for the quarter ended March 31, 2026.

Prior to extinguishment, derivative liabilities associated with the Series A and Series B preferred stock were remeasured to fair value, with changes recognized in earnings.

Series C Convertible Preferred Stock

Classification

Although the Series C Preferred is legally structured as equity, the Company determined that it should be classified as a liability in the consolidated balance sheet in accordance with the applicable guidance in ASC 480 and ASC 815.

This conclusion is based on the substantive contractual terms of the instrument, which include:

●	Variable conversion features

●	Alternative conversion pricing mechanisms (including pricing based on a discount to market)

●	Anti-dilution provisions

●	Economic provisions designed to preserve a fixed or determinable monetary value

These features result in the Series C Preferred representing an obligation to settle a fixed monetary amount through cash or a variable number of shares, which is consistent with liability classification.

Embedded Derivative Features

The Series C Preferred contains embedded conversion features that require bifurcation under ASC 815.

Specifically, these features:

●	Are not clearly and closely related to the economics characteristics of the host instrument

●	Meet the definition of derivatives under ASC 815

●	Do not qualify for the scope exception for contracts indexed to and settled in the Company’s own stock.

Accordingly, the embedded features are bifurcated from the host instrument and recognized as derivative liabilities at fair value upon issuance. Subsequent changes in fair value are recognized in earnings within the consolidated statement of operations.

Convertible Notes

Classification

The Convertible Notes are accounted for as debt instruments in accordance with ASC 470 and include standard debt-like features, including:

●	Fixed principal amounts

●	Stated interest rate

●	Contractual maturity

●	Secured status

Embedded Conversion Features

The Convertible Notes contain embedded conversion features that require evaluation under ASC 815:

●	Are indexed to the Company’s common stock price

●	Are not clearly and closely related to the economic characteristics of the debt host.

●	Do not qualify for the scope exception for contracts indexed to and settled in the Company’s own stock

Accordingly, the embedded features are bifurcated from the host debt instrument and accounted for as derivative liabilities. These derivatives are initially recognized at fair value, with subsequent changes in fair value recognized in earnings within the consolidated statement of operations.

Common stock

Classification

The Common Stock Consideration Shares (including the portion represented by Blocker Holdback Shares) are classified as permanent equity. Under ASC 480, the shares (i) are not mandatorily redeemable, (ii) carry no obligation for the Company to repurchase its equity, and (iii) do not represent an obligation to issue a variable number of shares — the share count is fixed as of the Exchange Date based on the Market Price determined on that date and does not vary with subsequent changes in fair value, a fixed monetary amount, or movements inversely related to the Company’s shares.

Blocker Holdback Shares are presented within stockholders’ equity as “Common stock to be issued.” The 4.99% beneficial ownership limitation operates as a delivery mechanic that defers physical issuance of a fixed number of shares; it does not alter the Holders’ entitlement. Accordingly, no remeasurement is required, and the obligation does not require liability or derivative classification under ASC 815-40. Upon physical delivery, amounts are reclassified to common stock (at par) and additional paid-in capital.

The shares were measured at fair value on the Exchange Date based on the quoted market price of the Common Stock (Level 1 of the ASC 820 fair value hierarchy) and included as a component of the consideration transferred in measuring the loss on extinguishment of the Series A and Series B preferred stock.

Features

Aggregate shares

5,190,171 Common Stock Consideration Shares allocated among the four Holders in accordance with Schedule A to the Exchange Agreement.

Pricing mechanism

Determined per exchanged share as 12.39% of the Remaining Stated Value of the exchanged share, divided by the Common Stock Exchange Price (the Market Price as of the Exchange Date, defined as the lowest trading price of the Common Stock during the ten Trading Days prior to the Exchange Date). The number of shares is fixed as of the Exchange Date and is not subject to subsequent recalculation.

Beneficial Ownership Limitation

Issuance is capped at 4.99% of the outstanding Common Stock for any Holder (together with its affiliates). Shares that cannot be physically issued at closing without breaching the cap are automatically reduced and treated as Blocker Holdback Shares, issuable on a fixed-share basis upon written request once the Holder’s ownership permits delivery. The Company has no right to substitute cash or other consideration.

Leak-Out limitation

Holders are restricted from selling Common Stock in the open market prior to the next shareholder meeting record date and are subject thereafter to a daily volume cap of 15% of the Daily Trading Volume, allocated among Participating Holders pro rata. The restriction is a covenant of the Holders and imposes no obligation on the Company.

No new consideration

Shares are issued solely in exchange for outstanding Series A and Series B preferred stock; no cash or other consideration is received from the Holders. The holding period of the shares tacks back to the Holders’ original acquisition date of the exchanged preferred stock pursuant to Rule 144(d)(3)(ii).

No embedded features

The Common Stock Consideration Shares are standard common stock with no conversion rights, redemption features, or other embedded terms requiring bifurcation or separate accounting.

Deferred Cash Consideration (ELOC-Related Obligation)

As part of the Exchange and Amendment Agreement entered into on March 9, 2026, the Company agreed to pay aggregate cash consideration of approximately $900,000 to holders of the exchanged Series A and Series B preferred stock.

●	A total of $450,000 was paid at closing

●	The remaining $450,000 is contractually payable upon the effectiveness of a registration statement related to the Company’s equity line of credit (“ELOC”), but in no event later than 90 days following the closing date

If the Company does not have sufficient cash to satisfy the full payment at that time, any shortfall is required to be paid in six equal monthly installments.

Accounting Treatment

The Company evaluated this obligation under ASC 450, Contingencies, and ASC 405, Liabilities.

The Company determined that:

●	The obligation to pay the remaining $450,000 is probable and estimable, as it represents a contractual commitment arising from the exchange transaction

●	Accordingly, the Company recognized the obligation as a liability at the transaction date, with timing dependent on the occurrence of the ELOC effectiveness

Presentation

The liability is included within:

●	Liability with conditional timing (or current liabilities) as of March 31, 2026.

Liquidity Considerations

The timing of the payment is dependent on:

●	Effectiveness of the ELOC registration statement, or

●	The contractual fallback payment schedule

The Company expects to fund this obligation through:

●	Available cash resources and/or

●	Proceeds from financing arrangements

Key Judgments and Estimates

The accounting for this transaction required significant judgment, including:

●	Determining that the Series C Preferred represents a liability based on its obligation to deliver a fixed monetary value through variable settlement

●	Evaluating whether embedded features require bifurcation

●	Estimating the fair value of derivative liabilities

Changes in these assumptions could materially impact the Company’s financial position and results of operations.

The preferred stock have not been issued as of April 30, 2026.

Earnings Per Share

The Company evaluated the impact of the Series C Convertible Preferred Stock, Convertible Notes, and associated embedded derivative features on earnings per share (“EPS”) in accordance with ASC 260.

For the three months ended March 31, 2026, the Company reported a net loss. Accordingly, all potentially dilutive securities were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

Potential common shares excluded from diluted EPS include:

●	Shares issuable upon conversion of Series B Preferred shares

●	Shares issuable upon conversion of the Series C Preferred

●	Shares issuable upon conversion of the Convertible Notes

●	Shares issuable upon settlement of derivative instruments

●	Shares issuable upon exercise of warrants

Basic and diluted EPS are therefore the same for the period presented.

The Company will continue to evaluate these instruments for potential dilution in future periods when the Company reports net income.

Issued Warrants

	Number of warrants	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Life
Outstanding at December 31, 2025	205,000	$8.38	-
Granted	-	-	-
Exercised	(6,000)	-	-
Canceled or expired	-	-	-
Outstanding at March 31, 2026	199,000	$8.38	4.38 years
Exercisable at March 31, 2026	199,000	$8.38	4.38 years
Intrinsic value at March 31, 2026	-	-	-

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

For the three months ended March 31, 2026 the lender exercised 6,000 warrants and receive 645,453 shares of the Company’s common stock.

19.	Segment Reporting

The Company historically operated through two operating segments:

(1)	Kirkman, which sold a range of nutraceuticals, supplements and related products; and

(2)	HT Naturals, which sold a range of hemp-based consumer products.

During the three months ended March 31, 2026, the Company ceased the operations of HT Naturals and wound down its hemp-based consumer products business. Following the closure, the Company’s continuing operations consist solely of the Kirkman business.

The Company has a corporate function, which is not an operating segment and includes expenses related to corporate management and administration, including legal, audit, accounting, tax, SEC reporting, and investor and public relations, among other corporate expenses.

The Company follows ASC 280, Segment Reporting, as amended by ASU 2023-07. ASC 280-10-50-1 defines an operating segment as a component of a public entity that:

●	Engages in business activities from which it may earn revenues and incur expenses;

●	Has operating results that are regularly reviewed by the Chief Operating Decision Maker (the “CODM”), who is the Company’s Chief Executive Officer, to make decisions about resource allocation and performance assessment; and

●	Has discrete financial information available.

As a result of the closure of HT Naturals, the CODM reviews financial information and makes operating decisions, including the allocation of resources and the assessment of performance, on a consolidated basis. Accordingly, effective with the closure of HT Naturals during the quarter, the Company has determined that it operates as a single operating segment and a single reportable segment. Prior period segment information has been recast to conform with the current period presentation.

The CODM uses consolidated net income (loss) as reported in the Company’s condensed consolidated statements of operations as the measure of segment profit or loss for purposes of assessing performance and deciding how to allocate resources. The significant expense categories and amounts regularly provided to the CODM are those presented on the face of the condensed consolidated statements of operations, including cost of sales, sales and marketing, general and administrative, and research and development expenses. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.

Substantially all of the Company’s long-lived assets are located in the United States, and substantially all of the Company’s revenues are generated from customers located in the United States.

Entity-Wide Disclosures

Geographic Revenue Information

For the three months ended March 31, 2026 and 2025, 96% and 93% respectively of the Company’s net sales were generated in North America.

20.	Revenue, net

This table shows revenue by product type:

	March 31,
	2026	2025
Nutraceutical (supplements)	$1,639,258	$1,520,252
Hemp derived products	6,266	70,004
Total revenue by product type	$1,645,524	$1,590,256

As of March 31, 2026, the Company ceased the operations of HT Naturals and wound down its hemp-based consumer products business.

21.	Concentration

For the three months ended March 31, 2026 sales to two customers represented 26% and 9% for a total of 35% of sales totaling approximately 571,955. For the three months ended March 31, 2025, sales to two customers represented 29% and 18% for a total of 47% of sales totaling $749,098.

22.	Other Income / (expenses)

Other income / (expenses) for the three months ended March 31, 2026 and 2025 was a negative $6,307,984 compared to a negative $94,682. The increase of $6,213,302 was primarily due to a reduction in interest expense of $69,290, change of fair value of derivative liability of $25,374, and a loss on issuance of preferred stock of $6,310,464.

23.	Commitments and Contingencies

The Company has an exclusive license agreement with Trailer Park Boys Incorporated (“TPB”) to market and sell hemp derived products. This license was effective as of July 21, 2021, expired on December 31, 2025, and has been subject to several amendments (the “TPB License”). Under the TPB License, the Company is obligated to pay TPB a total of minimum cash payments over the life of the TPB License of $725,000 and is obligated to issue to the TPB 14,440 shares of common stock of the Company.

As of March 31, 2026, the Company was engaged in a contractual dispute with TPB concerning the TPB License. The Company asserts that TPB has not fulfilled certain material obligations under the TPB License and, as a result, disputes the remaining $150,000 minimum cash payments. The Company has not accrued for any legal fees for the disputed amount mentioned above as management believes a loss is not probable at this time in accordance with ASC 450, Contingencies.

24.	Subsequent Events

Change to executive compensation

On April 17, 2026, the Compensation Committee of the Board of Directors of the Company approved Amendment No. 2 to the Executive Employment Agreement, dated as of March 1, 2025, as amended, by and between the Company and Eric Gripentrog, the Chief Executive Officer of the Company, to

(i)	Align the term of the executive’s employment with the Company’s fiscal calendar year,

(ii)	Clarify that all dollar amounts referenced under the Agreement are stated in United States dollars and

(iii)	Restate the essential duties and responsibilities of the executive and the consolidated net revenue targets for bonus determination.

Warrant Exercises

Subsequent to March 31, 2026, a warrant holder converted 31,500 warrants and received 4,835,192 shares of the Company’s common stock.

Share conversions

Subsequent to March 31, 2026, the Company issued 3,413,941 common shares in respect of conversion of 2,400 Series B preferred shares.

Subsequent to March 31, 2026, the Company issued 6,693,153 common shares in respect of conversion of 1,095 Series C preferred shares.

Loan conversions

Subsequent to March 31, 2026, the Company issued 3,719,279 common shares in respect of conversion of $852,321 Series C convertible notes.

Letter of Intent

On May 8, 2026, the Company entered into a letter of intent with a third party regarding a proposed acquisition of certain technical asset intellectual property and related assets. The letter of intent is non-binding with respect to the proposed acquisition, except for certain customary binding provisions, including provisions relating to due diligence and exclusivity, confidentiality, no trading, severability, assignment, due diligence and access to information, expenses, term and termination, governing law, and authority. As of the date these financial statements were issued, no definitive acquisition agreement had been executed.

The proposed acquired assets include, among other things, a blockchain-based financial ecosystem comprising blockchain infrastructure, native tokens, gateway and oracle systems, decentralized finance protocols, consumer applications, institutional treasury products, and related internal tooling.

Under the letter of intent, the proposed consideration for the acquired assets would consist of convertible preferred stock of the Company with an aggregate stated value of approximately $142.9 million, subject to independent third-party valuation and verification. The preferred stock would automatically convert into shares of the Company’s common stock upon receipt of required stockholder approval.

Based on the capitalization assumptions set forth in the letter of intent, if the proposed transaction is consummated, the Company’s current stockholders would retain approximately 1.72% of the combined company and the seller would own approximately 98.28% of the combined company, before giving effect to any equity financing. Accordingly, the proposed transaction, if consummated, would result in significant dilution to the Company’s current stockholders and a significant change in ownership of the Company.

The proposed transaction remains subject to significant conditions, including completion of due diligence to the Company’s satisfaction, receipt of an independent valuation report, negotiation and execution of definitive transaction documents, receipt of required board, stockholder, regulatory and Nasdaq approvals, completion of financing, and other customary closing conditions. Accordingly, no assurance can be given that definitive agreements will be executed or that the proposed transaction will be consummated on the terms described in the letter of intent, or at all.

The Company determined that the letter of intent represents a nonrecognized subsequent event. Accordingly, no adjustment has been made to the accompanying financial statements. As of the date these financial statements were issued, the Company is unable to reasonably estimate the financial statement impact of the proposed transaction because the transaction remains subject to definitive documentation, due diligence, valuation, approvals, financing and other closing conditions.

If the proposed transaction is not consummated, the Company may not obtain the strategic assets, anticipated financing opportunities, business expansion, or other benefits expected from the transaction. As a result, the Company would need to continue to rely on its existing operations, available cash resources, debt or equity financing alternatives, expense reductions, or other strategic transactions to fund its obligations and execute its business plan. There can be no assurance that such alternatives would be available on acceptable terms, or at all.

Amendment

On May 11, 2026, the Company entered into a Conversion Price Reduction and Waiver Agreement with certain holders of the Company’s Series C Convertible Preferred Stock and related senior secured convertible promissory notes. Pursuant to the agreement, the conversion price applicable to the Series C Convertible Preferred Stock during the Fixed Conversion Period was amended to $0.1636 per share of common stock, replacing and superseding the previously applicable Tier 1, Tier 2 and Tier 3 fixed conversion prices and related tier allocation in their entirety. The agreement also waived the prohibition on below-price conversions with respect to conversions at the amended conversion price during the Fixed Conversion Period.

In addition, pursuant to the agreement, any unpaid cash consideration under the applicable exchange documents as of the effective date of the agreement is to be added to and capitalized as additional principal under each applicable holder’s existing note. The added principal is unsecured, is not entitled to the benefit of any lien, security interest, collateral or guarantee securing the original principal balance of the exchange notes or any other obligations under the transaction documents, and is convertible, at the option of the applicable holder, into shares of the Company’s common stock at a conversion price equal to 100% of the market price on the day prior to the applicable conversion notice.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026, to the Three Months Ended March 31, 2025

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percentage
Statements of Operations
Net revenue	$1,645,524	$1,590,256	$55,268	3%
Cost of goods sold	684,391	723,492	(39,101)	(5)%
Gross profit	961,133	866,764	94,369	11%
Sales and marketing expenses	263,707	178,630	85,077	48%
General and administrative expenses	1,380,231	720,234	659,997	92%
Operating loss	(682,805)	(32,100)	(650,705)	2027%
Other income / (expenses)	(6,307,984)	(94,682)	(6,213,302)	6562%
Net loss	$(6,990,789)	$(126,782)	$(6,864,007)	5414%

Net revenue for the three months ended March 31, 2026 was $1,645,524 compared to $1,590,256 for the three months ended March 31, 2025 representing an increase of approximately 3%. This increase of $55,268 in net revenue was primarily due to the increase in the demand from our direct-to-consumer sales channel.

Cost of goods sold

Cost of goods sold for the three months ended March 31, 2026 was $684,391 compared to $723,492 for the three months ended March 31, 2025 representing a decrease of approximately 5%. This decrease of $39,101 in cost of goods primarily due to receiving better terms on raw materials.

Gross profit

Gross profit for the three months ended March 31, 2026 was $961,133 compared to 866,764 representing an increase of 11%. This increase of $94,369 was primarily due to the increase in demand from direct to consumer sales channel and better terms on our raw materials.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2026, was $263,707 compared to $178,630 for the three months ended March 31, 2025, representing an increase of approximately 48%. This increase of $85,077 was primarily due to the increase in amazon referral fees and commissions.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2026 was $1,380,231, compared to $720,234 for the three months ended March 31, 2025, representing an increase of approximately 92%. This increase of $659,997 was primarily attributable to an increase payroll of approximately $200,000, an increase in professional fees of $300,000, an increase in amazon seller fees of approximately $69,000, increase in insurance premiums of $50,000, and an increase in of $30,000 in public company fees.

Other income / (expenses)

Other income /expense for the three months ended March 31, 2026 was a negative $6,307,984 compared to a negative of $94,682 for the three month ended March 31, 2025, representing an increase of approximately 6562%. This increase of $6,213,302 was primarily due to a reduction in interest expense of $69,290, change of fair value of derivative liability of $25,374, and a loss on issuance of preferred stock of $6,310,464.

Liquidity and Capital Resources

Sources and Uses of Cash for the three months ended March 31, 2026 and 2025

The table below, for the periods indicated, provides selected cash flow information:

	Three months Ended March 31, 2026	Three months Ended March 31, 2025
Net cash, provided by (used in) operating activities	$(424,559)	$175,993
Net cash used in investing activities	-	-
Net cash used in financing activities	(1,224,170)	(174,004)
Net increase (decrease) in cash	$(1,648,729)	$1,989

Use of cash

The change in net cash used in financing activities was primarily the result of the payment for payable acquisition as well as line of credit repayment.

Source of cash

Cash Flows from Operating Activities

During the three months ended March 31, 2026, we used $424,559 in operating activities as a result of our net loss of $6,990,789, $123,288 in stock-based compensation, offset by change in fair value of derivative liabilities of $25,374, loss on issuance of preferred stock of $6,310,464, dividends of $77,050, and net changes in operating assets and liabilities of $130,909.

During the three months ended March 31, 2025, our operating activities provided $175,993 of cash as a result of our net loss of $126,782, offset primarily by stock-based compensation of $252,905, amortization of right-of-use and intangible assets of $91,887. and net changes in operating assets and liabilities of $(87,876).

Cash Flows from Financing Activities

During the three months ended March 31, 2026, our financing activities used $1,224,170 of cash proceeds resulting primarily from $450,000 in repayment of liability conditional timing, $149,137 in repayment of loans, and $616,027 buyback of series A preferred shares,

During the three months ended March 31, 2025, we used $174,004 in financing activities primarily as a result of deferred offering costs of $127,775, repayment of loans for $50,177 and proceeds from line of credit for 48,947.

Letter of Intent

On May 11, 2026, the Company entered into a binding letter of intent with a third party regarding a proposed acquisition of certain intellectual property and related assets.

Under the terms of such letter of intent, the proposed consideration for the acquired assets is expected to consist of convertible preferred stock of the Company with an aggregate stated value of approximately $142.9 million, subject to independent third-party valuation and verification. The preferred stock is expected to automatically convert into shares of the Company’s common stock upon receipt of the required stockholder approval. Based on the capitalization assumptions set forth in the letter of intent, following the closing of the proposed transaction and prior to giving effect to any other equity financing, the current stockholders of the Company would own approximately 1.72% of the combined surviving company and the seller would own approximately 98.28% of the combined surviving company.

If the proposed transaction is not consummated, the Company may not obtain the strategic assets, anticipated financing opportunities, business expansion, or other benefits expected from the transaction. As a result, the Company would need to continue to rely on its existing operations, available cash resources, debt or equity financing alternatives, expense reductions, or other strategic transactions to fund its obligations and execute its business plan. There can be no assurance that such alternatives would be available on acceptable terms, or at all.

Amendment

On May 11, 2026, the Company entered into a Conversion Price Reduction and Waiver Agreement with certain holders of the Company’s Series C Convertible Preferred Stock and related senior secured convertible promissory notes. Pursuant to the agreement, the conversion price applicable to the Series C Convertible Preferred Stock during the Fixed Conversion Period was amended to $0.1636 per share of common stock, replacing and superseding the previously applicable Tier 1, Tier 2 and Tier 3 fixed conversion prices and related tier allocation in their entirety.

In addition, pursuant to the agreement, any unpaid cash consideration under the applicable exchange documents as of the effective date of the agreement is to be added to and capitalized as additional principal under each applicable holder’s existing note.

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

During the three months ended March 31, 2025 the Company entered into multiple lines of credit agreements with third parties to finance invoices to satisfy multiple vendors of which were repaid during the three months ended March 31, 2026.

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

Inventories, net

The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions, including forecasted demand compared to quantities on hand, as well as other factors such as potential excess or aged inventories based on product shelf life, and other factors that affect inventory obsolescence. As of March 31, 2026, the allowance for inventory obsolescence decreased by $53,855 resulting in a reserve of $10,972. As of December 31, 2025 the inventory reserve was $64,827.

Long-Lived Assets

Long-lived assets consist primarily of property and equipment. Long-lived assets are tested for impairment when events and circumstances indicate the assets might be impaired by first comparing the estimated future undiscounted cash flows of the asset or asset group to the carrying value. If the carrying value exceeds the estimated future undiscounted cash flows, an impairment loss is recognized based on the amount that the carrying value exceeds the fair value of the asset or asset group. The Company did not recognize impairment losses during the years ended March 31, 2026, and 2024.

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

During the three months ended March 31, 2026, the Company primarily applied fair value measurement to equity-linked financing instruments (warrants and stock issued for services), and historically, to convertible debt and business combination accounting. The majority of the Company’s remaining financial instruments are short-term or bear market-rate interest and therefore approximate fair value.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the existence of the material weaknesses in the Company’s internal control over financial reporting.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of March 31, 2026 were not effective, and notwithstanding material weaknesses in our internal control over financial reporting, management believes that the unaudited consolidated financial statements and related financial information included in this Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

See note 18 in the footnotes to the financial statements.

(b)	Not applicable.

(c)	Issuer purchases of equity securities: None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Adoption or Termination of Rule 10b5-1 or non-Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Functional Brands Inc.

Date: May 15, 2026	By:	/s/ Eric Gripentrog
	Name:	Eric Gripentrog
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Tariq Rahim
	Name:	Tariq Rahim
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)