Form 10-Q
period 2026-06-30
Functional Brands Inc.
filed 2026-08-14
CIK 1837254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

NONE
(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, $0.00001 par value share	MEHA	OTC Markets

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

The number of shares of registrant’s common stock outstanding as of August 10, 2026: 64,921,095.

FUNCTIONAL BRANDS INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FUNCTIONAL BRANDS INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In U.S. dollars, except share data or otherwise noted)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash	$352,142	$2,726,696
Accounts receivable, net	503,440	518,474
Inventories, net	1,680,426	1,549,511
Prepaid expenses and other current assets	206,337	392,999
Total current assets	2,742,345	5,187,680
Noncurrent assets:
Property and equipment, net	28,283	37,379
Right-of-use assets, net	1,489,873	1,667,693
Intangible assets, net	1,374,346	1,397,411
Goodwill	818,139	818,139
Total non-current assets	3,710,641	3,920,622
Total assets	$6,452,986	$9,108,302

Liabilities and stockholders’ equity / (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$2,217,482	$1,554,243
Line of credit	-	8,109
SBA loan, current	3,648	3,595
Lease liabilities, current	379,781	371,272
Other current liabilities	21,956	41,828
Derivative liabilities, current	-	3,306,745
Loans payable (related party), current	67,547	61,642
Loans payable	191,151	402,650
Preferred shares liabilities	2,764,160	-
Total current liabilities	5,645,725	5,750,084

Non-current liabilities:
Lease liabilities, net of current	1,242,962	1,435,505
SBA loan, net of current	135,032	136,873
Convertible note	993,525	-
Derivative liabilities, noncurrent	1,181,787	-
Loan payable (related party), net of current	209,192	244,509
Total non-current liabilities	3,762,498	1,816,887

Total liabilities	9,408,223	7,566,971

Stockholders’ equity / (deficit)
Series A Preferred stock, par value $0.001 stated value $100, 100,000 shares authorized in 2026 and 2025; 0 and 87,445 shares issued and outstanding, respectively	-	87
Series B Preferred stock, par value $0.001 stated value $100, 80,000 shares authorized in 2026 and 2025; 0 and 28,475 shares issued and outstanding, respectively	-	28
Series C Preferred stock, par value $0.001 stated value $1,000, 6,100 and 0 authorized in 2026 and 2025; 2,764 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.00001 par value, 220,000,000 shares authorized, 64,921,095 and 18,704,649 shares outstanding	650	187
Additional paid-in capital	13,723,825	8,522,354
Accumulated deficit	(16,679,712)	(6,981,325)
Total stockholders’ equity / (deficit)	(2,955,237)	1,541,331
Total liabilities and stockholders’ equity / (deficit)	$6,452,986	$9,108,302

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUNCTIONAL BRANDS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In U.S. dollars, except share data or otherwise noted)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Revenue, net of returns	1,870,548	1,832,532	3,516,072	3,422,788
Cost of goods sold	750,207	864,437	1,434,598	1,587,929
Gross profit	1,120,341	968,095	2,081,474	1,834,859
Operating expenses
Sales and marketing	340,384	165,039	604,091	343,669
General and administrative	2,100,355	958,493	3,480,586	1,678,727
Total operating expenses	2,440,739	1,123,532	4,084,677	2,022,396
Operating loss	(1,320,398)	(155,437)	(2,003,203)	(187,537)
Other income / (expense)
Interest income	4,237	393	7,147	692
Other income	61	-	61	113
Interest expense	(97,801)	(71,012)	(123,605)	(166,106)
Other expenses	(50,000)		(50,000)
Change in fair value of derivative liabilities	(967,942)	-	(942,568)	-
Loss on issuance of preferred stock	-	-	(6,310,464)	-
Loss on default	(198,705)	-	(198,705)	-
Total other income / (expense)	(1,310,150)	(70,619)	(7,618,134)	(165,301)
Net loss	$(2,630,548)	$(226,056)	$(9,621,337)	$(352,838)
Net loss per share of common stock attributable to common stockholders
Basic	$(0.06)	$(0.03)	$(0.31)	$(0.05)
Diluted	$(0.06)	$(0.03)	$(0.31)	$(0.05)
Weighted average shares used in computing net loss per share of common stock
Basic	42,671,660	6,951,766	31,314,614	6,910,023
Diluted	42,671,660	6,951,766	31,314,614	6,910,023

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUNCTIONAL BRANDS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT) (UNAUDITED)

(In U.S. dollars, except share data or otherwise noted)

For the Three Months Ended June 30, 2025

	Preferred Stock								Common Stock				Total
	Series A		Series B		Series C		Common Stock		to be issued			Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	Equity
Balance as of March 31, 2025	-	$-	-	$-	-	$-	6,917,226	$69	-	$-	$7,940,656	$(7,787,712)	$153,013
Stock based compensation	-	-	-	-	-	-	91,961	1	-	-	257,452	-	257,453
Common stock issued for convertible notes payable and accrued interest	-	-	-	-	-	-	-	-	-	-	-	-	-
Warrants issued with respect of loan payable	-	-	-	-	-	-	-	-	-	-	22,125	-	22,125
Issuance of shares to debenture holder	-	-	-	-	-	-	18,082	-	-	-	50,629	-	50,629
Net income	-	-	-	-	-	-	-	-	-	-	-	(226,056)	(226,056)
Balance as of June 30, 2025	-	$-	-	$-	-	$-	7,027,269	$70	-	$-	$8,270,862	$(8,013,768)	$257,164

For the Three Months Ended June 30, 2026

	Preferred Stock								Common Stock				Total
	Series A		Series B		Series C		Common Stock		to be issued			Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	Equity / (Deficit)
Balance as of March 31, 2026	-	$-	2,400	$2	6,032	$-	21,354,686	$215	5,190,171	$52	$9,538,131	$(14,049,164)	$(4,510,764)
Conversion of preferred stock	-	-	(2,400)	(2)	(3,268)	-	26,386,186	264	-	-	3,360,328	-	3,360,590
Buyback of preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	-	-	314,685	-	314,685
Shares issued as part of exchange agreement	-	-	-	-	-	-	5,190,171	52	(5,190,171)	(52)	-	-	-
Warrant exercises	-	-	-	-	-	-	4,835,192	47	-	-	(47)	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of convertible notes	-	-	-	-	-	-	7,154,860	72	-	-	510,728	-	510,800
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,630,548)	(2,630,548)
Balance as of June 30, 2026	-	$-	-	$-	2,764	$-	64,921,095	$650	-	$-	$13,723,825	$(16,679,712)	$(2,955,237)

For the Six Months Ended June 30, 2025

	Preferred Stock								Common Stock				Total
	Series A		Series B		Series C		Common Stock		to be issued			Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	Equity
Balance as of December 31, 2024	-	$-	-	$-		$-	6,694,880	$67			$7,542,286	$(7,660,930)	$(118,577)
Stock based compensation	-	-	-	-	-	-	180,866	2	-	-	510,354	-	510,356
Common stock issued for convertible notes payable and accrued interest	-	-	-	-	-	-	133,441	1	-	-	122,330	-	122,331
Warrants issued with respect of loan payable	-	-	-	-	-	-	-	-	-	-	45,263	-	45,263
Issuance of shares to debenture holder	-	-	-	-	-	-	18,082	-	-	-	50,629	-	50,629
Net income	-	-	-	-	-	-	-	-	-	-	-	(352,838)	(352,838)
Balance as of June 30, 2025	-	$-	-	$-	-	$-	7,027,269	$70	-	-	$8,270,862	$(8,013,768)	$257,164

For the Six Months Ended June 30, 2026

	Preferred Stock								Common Stock				Total
	Series A		Series B		Series C		Common Stock		to be issued			Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Deficit	Equity / (Deficit)
Balance as of December 31, 2025	87,445	$87	28,475	$28	-	$-	18,704,649	$187	$-	$-	$8,522,354	$(6,981,325)	$1,541,331
Conversion of preferred stock	-	-	(6,402)	(6)	(3,268)	-	28,390,770	284	-	-	3,365,424	-	3,365,702
Buyback of preferred stock	(12,445)	(12)	-	-	-	-	-	-	-	-	(150,583)	-	(150,595)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	437,973	-	437,973
Shares issued as part of exchange agreement	(75,000)	(75)	(22,073)	(22)	6,032		5,190,171	52	-	-	1,037,982	-	1,037,937
Warrant exercises	-	-	-	-	-	-	5,480,645	55	-	-	(53)	-	2
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	(77,050)	(77,050)
Conversion of convertible notes	-	-	-	-	-	-	7,154,860	72	-	-	510,728	-	510,800
Net loss	-	-	-	-	-	-	-	-	-	-	-	(9,621,337)	(9,621,337)
Balance as of June 30, 2026	-	$-	-	$-	2,764	$-	64,921,095	$650	-	$-	$13,723,825	$(16,679,712)	$(2,955,237)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUNCTIONAL BRANDS INC.

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

(In U.S. dollars, except share data or otherwise noted)

	Six Months Ended
	June 30,	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(9,621,337)	$(352,838)
Reconcile net loss to cash provided by operating activities
Allowance for doubtful accounts receivable	-	(3,796)
Allowance for inventory obsolescence	(2,075)	12,895
Depreciation of property and equipment	9,096	11,048
Amortization of right-of-use assets	177,820	162,512
Amortization of intangible assets	23,065	23,065
Stock-based compensation	437,973	510,356
Issuance of shares to debenture holder	-	50,630
Issuance of warrants	-	45,263
Change in fair value of derivative liabilities	942,568	-
Loss on issuance of convertible note	198,705	-
Loss on issuance of preferred stock	6,310,464	-
Dividends	(77,050)	-
Changes in operating assets and liabilities:
Accounts receivable	15,034	(60,320)
Inventories	(128,840)	(36,790)
Prepaid expenses and other current assets	186,662	101,292
Accounts payable and accrued liabilities	788,364	346,170
Other current liabilities	(19,872)	(932)
Lease liabilities	(184,034)	(160,798)
Net cash (used in) provided by operating activities	(943,457)	647,757

Cash flows from investing activities:
Purchase of property and equipment	-	-
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Deferred offering costs	-	(540,061)
Dividends paid	(114,262)	-
Proceeds from loans	-	100,000
Payments for payable for acquisition	-	(114,999)
Repayment of liability conditional timing	(450,000)	-
Repayment of loans	(240,911)	(29,011)
Buyback of preferred stock	(616,027)	-
Proceeds from line of credit	-	73,379
Line of credit repayment	(8,109)	(89,316)
SBA loan repayment	(1,788)	(1,709)
Net cash used in financing activities	(1,431,097)	(601,717)
		-
Increase (decrease) in cash	(2,374,554)	46,040

Cash beginning of period	2,726,696	211,642

Cash, end of period	$352,142	$257,682

Supplemental disclosures of cash flow information
Cash paid for interest	$38,221	$132,786
Non-cash investing and financing activities
Derecognition of derivative liabilities upon extinguishment of Series A&B preferred shares	$(97)	$-
Extinguishment of Series A&B preferred shares	$(3,027,287)	$-
Issuance of Series C preferred shares	$(6,032,160)	$-
Recognition of derivative liabilities upon issuance of Series C preferred shares & convertible notes	$(529,854)	$-
Recognition of Series C convertible notes	$(837,000)	$-
Warrant exercise	$2	$-

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

As of June 30, 2026, and 2025, the consolidated financial statements consist of the Company and its wholly owned subsidiary HTO Nevada Inc. (d/b/a Kirkman), which is a nutraceutical manufacturer and distributor based in the Pacific Northwest. All intercompany transactions and balances have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2026, the Company had net loss of $9,621,337, and a working capital deficit of $2,903,380, and an accumulated deficit of $16,679,712. As of June 30, 2026 the Company had cash of $352,142. These conditions raise substantial doubt about the Company’s ability to continue as a going concern

Management believes that its existing cash balances combined with future capital raises through debt and equity and cash receipts from product sales will be sufficient to fund ongoing operations through at least one year from the date the audited consolidated financial statements are issued. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability to secure additional equity and/or debt financing. There are no assurances that the Company will be successful in obtaining additional capital.

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

During the six months ended June 30, 2026, there were no changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired, or as additional information is obtained.

Cash

Cash consists of cash in readily available checking accounts and deposits in transit. As of June 30, 2026 and December 31, 2025, cash balances were deposited at major and other financial institutions. On June 30, 2026 and December 31, 2025, the Company had $336 and $2,085,978, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

As of June 30, 2026 and December 31, 2025 there was no impairment to the Company’s net realizable value of its inventory.

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

After lease commencement, the lease liability is:

●	increased by the accretion of interest; and

●	reduced by lease payments made.

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

Derivative Liabilities

Accounting for Convertible Preferred Stock and Embedded Derivative Liabilities

The Company has issued convertible preferred stock and senior secured convertible promissory notes that contain complex conversion, redemption and contingent features. The accounting for these instruments requires significant judgment in the application of U.S. GAAP, including ASC 480 – Distinguishing Liabilities from Equity, ASC 470 – Debt, ASC 815 – Derivatives and Hedging, and ASC 820 – Fair Value Measurement. Management evaluates the contractual terms of each instrument to determine the appropriate classification and measurement of the host instrument and any embedded features. In November 2025, the Company issued Series A and Series B Convertible Preferred Stock containing variable-priced embedded conversion features. The Series A and Series B host instruments were classified within stockholders’ equity, and the embedded conversion features were bifurcated and recorded as derivative liabilities measured at fair value through earnings. On March 9, 2026, all then-outstanding Series A and all but 2,400 Series B preferred shares were exchanged for newly issued Series C Convertible Preferred Stock, senior secured convertible promissory notes, common stock and cash.

Classification of Series C Convertible Preferred Stock

Under ASC 480-10-25-4, preferred stock is classified as a liability when it is mandatorily redeemable through the transfer of the issuer's assets at a specified or determinable date. The Series C Convertible Preferred Stock contains a forced amortization feature requiring the Company to redeem the outstanding stated value in monthly installments over twelve months beginning 90 days after the closing date. Because the Company has the contractual right, exercisable at its election on each installment date, to satisfy each installment in either cash or shares of common stock, the Series C Convertible Preferred Stock is not unconditionally redeemable solely through the transfer of assets and is therefore not within the scope of ASC 480-10-25-4.

The Company further evaluated the Series C Convertible Preferred Stock under ASC 480-10-25-14, which requires liability classification for a financial instrument that embodies an obligation the issuer must or may settle by issuing a variable number of its own equity shares when, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, or on variations inversely related to the fair value of the issuer's shares. The forced amortization, redemption and conversion provisions of the Series C require the Company to settle the stated value of the Series C — a fixed monetary amount — through the delivery of a variable number of shares of common stock, the number of which is determined by reference to, and varies inversely with, the trading price of the common stock. Because the monetary value of the Company's obligation is based predominantly on the fixed stated value of the Series C and is settleable in a variable number of shares, the Series C Convertible Preferred Stock meets the criteria for liability classification under ASC 480-10-25-14. Accordingly, notwithstanding its legal form as preferred stock, the Series C Convertible Preferred Stock is classified as a liability, and not as permanent or temporary (mezzanine) equity.

The Series C Convertible Preferred Stock host liability was initially recognized at fair value on the closing date of the exchange and is subsequently measured at amortized cost, with the difference between its initial carrying amount and its redemption (stated) value accreted using the effective interest method. The embedded conversion feature is bifurcated from the host liability and accounted for as a derivative liability measured at fair value, with changes in fair value recognized in earnings, as described under "Embedded Features." As of June 30, 2026, the Series C Convertible Preferred Stock is presented within current liabilities, reflecting the mandatory redemption obligation and the effect of the events of default described in Note 16. Upon conversion of the Series C Convertible Preferred Stock into common stock, the Company derecognizes the associated carrying amounts of the host liability and the related derivative liability.

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

Fair Value Measurements and Significant Estimates

The Monte Carlo simulation used to measure the fair value of the Series C Convertible Preferred Stock and the Notes at issuance involves significant unobservable inputs and requires substantial management judgment. Key assumptions used in the model include:

●	Expected volatility of the Company’s common stock;

●	Expected term of each instrument and the timing of forced amortization or contractual amortization installments;

●	Risk-free interest rates;

●	The Company’s credit-adjusted discount rate, applied to the Notes; and

●	The probability of default and the probability that the contingent variable conversion mechanisms become operative

Because these assumptions are not directly observable in the market, the resulting fair-value measurements are classified as Level 3 within the fair value hierarchy under ASC 820. Changes in these assumptions or in market conditions could have resulted in materially different fair-value measurements at issuance.

Stock-Based Compensation Plan

The Board of Directors has authorized with shareholder’s approved the 2026 Equity Incentive Plan that may be used to compensate or reward the members of its board of directors, executive officers, employees and consultants for services rendered.

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

Compensation expense is recognized for all share-based payments to employees and non-employees, including restricted stock units and options “instruments” in the statements of operation based on the fair value of the awards that are granted. As necessary, the Company’s stock price at the date of grant was estimated using an acceptable valuation technique such as a recent round of fundraising or the probability-weighted expected return model. The fair value of instruments granted before the Nasdaq public listing was assessed at the grant date, using the share price established in the most recent 409a valuation report conducted by an external appraiser. For future RSU grants, fair value will be based on the Company’s stock price at the time of issuance.

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

Per Company policy, any product that does not meet the customer’s expectations can be returned within 30 days of delivery in exchange for another product, or for a full refund. Any product sold through a distributor or retailer must be returned to the original purchase location for any return or exchange. For the six months ended June 30, 2026 and 2025, the Company did not record any reserves on revenue for product returns or exchanges.

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

As of June 30, 2026, 22,972,245 shares of common stock to be issued upon conversion of Series C Preferred shares, 7,154,860 shares of common stock to be issued upon conversion of Convertible notes,5,480,645 shares of commons stock upon conversion of warrants, and 750,000 shares to be issued in lieu of services, all are potentially common stock equivalents and are excluded from the diluted loss per share calculations as their effect is anti-dilutive. As a result, diluted net loss per share for the three and six months ended June 30, 2026, is the same as basic net loss per share.

As of June 30, 2025, there were 1,698 RSUs and 37,500 warrants of potentially common stock equivalents excluded from the diluted loss per share calculations as their effect is anti-dilutive. As a result, diluted net loss per share for the three and six months ended June 30, 2025 is the same as basic net loss per share.

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings (loss) per share (“EPS”) calculations for the three and six months ended June 30, 2026 and 2025.

	6 Months Ending		3 Months Ending
	2026	2025	2026	2025

Numerator:
Net loss	$(9,621,337)	$(352,838)	$(2,630,548)	$(226,056)
Dividends	(77,050)	-	(77,050)	-
Total Numerator	$(9,698,387)	$(352,838)	$(2,707,598)	$(226,056)

Denominator:
Weighted-average shares of common stock	31,314,614	6,910,023	42,671,660	6,951,766
Diluted weighted average of common stock	31,314,614	6,910,023	42,671,660	6,951,766

Net loss per common share from:
Basic	$(0.31)	$(0.05)	$(0.06)	$(0.03)
Diluted	$(0.31)	$(0.05)	$(0.06)	$(0.03)

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

3.	Cash

Cash consists of liquid funds and deposits in transit.

	June 30, 2026	December 31, 2025
Cash	$351,905	$2,724,432
Deposits in transit	236	2,264
Total Cash	$352,142	$2,726,696

4.	Accounts Receivable

Accounts receivable consists of trade receivables, net of allowance for doubtful accounts.

	June 30, 2026	December 31, 2025
Accounts receivable	$503,440	$518,474
Allowance for doubtful accounts	-	-
Accounts receivable, net	$503,440	$518,474

There were no allowances for doubtful accounts for the six months ended June 30, 2026 and for the year ended December 31, 2025. The Company reviews on a quarterly basis and is adjusted based on management’s determination of collectability.

5.	Inventories

Inventories consisted of raw materials (minerals – magnesium, calcium, vitamins, botanical extracts), finished goods (capsules, tablets, powders, and creams) and packaging and supplies (bottles, labels, covers, filters, tipping paper and packaging materials).

	June 30, 2026	December 31, 2025
Raw materials	$608,148	$507,693
Packaging, supplies & other	145,757	141,320
Finished goods	939,568	911,470
Allowance for inventory obsolescence	(13,047)	(10,972)
Total inventories, net	$1,680,426	$1,549,511

The Company reviews the allowance for inventory obsolescence on a quarterly basis and adjusted as necessary.

6.	Prepaid Expenses and Other Current Assets

	June 30, 2026	December 31, 2025
Prepaids & deposits	$206,280	$329,720
Other current assets	57	63,279
Total prepaids and other current assets	$206,337	$392,999

Prepaid expenses consist of prepayments made to vendors as deposit and or retainers for professional services and insurance, and other current assets consists of refunds owed on insurance policies as well as reimbursement for professional fees.

7.	Property and Equipment

Property and equipment consist of the following: The machinery and equipment owned by Kirkman allows the Company to carry out the entire production process in-house, from mixing raw materials to creating finished products, including encapsulation, labeling, and packaging.

	June 30, 2026	December 31, 2025
Machinery & Equipment	$739,021	$739,021
Computer Equipment	30,988	30,988
Furniture & Fixtures	3,302	3,302
Total property and equipment	773,311	773,311
Less: Accumulated depreciation	(745,028)	(735,932)
Property and equipment, net	$28,283	$37,379

Depreciation expense totaled $4,512 and $6,225 for the three months ended June 30, 2026 and 2025, respectively.

Depreciation expense totaled $9,094 and $11,048 for the six months ended June 30, 2026 and 2025, respectively.

8.	Right-of-Use Assets and Lease Liabilities

The Company maintains leases on a building and certain business equipment as detailed below. These obligations include the minimum lease payments as recognized on a straight-line basis over the lease term. The following are the expected payments on these leases as of June 30, 2026. The leases are considered “operating lease” and consequently lease payments are calculated on a straight-line basis, including the total amount of interest related.

The changes in the right-of-use assets are as follows:

	June 30, 2026	December 31, 2025
Right of use assets:
Right of use assets recognized as of January 1st	$1,667,693	$2,000,092
Additions	-	-
Amortization Expense	(177,820)	(332,399)
Right of use assets, net	$1,489,873	$1,667,693

The changes in lease liabilities are as follows:

	June 30, 2026	December 31, 2025
Lease liabilities recognized as of January 1st	$1,806,777	$2,136,032
Additions	-	-
Lease payments	(184,033)	(329,255)
Lease liabilities at period end	1,622,744	1,806,777
Less: current portion	(379,781)	(371,272)
Long-term portion	$1,242,962	$1,435,505

The following table presents information about the future maturity of the lease liabilities under the Company’s operating and financing leases as of June 30, 2026.

Maturity of Lease Liabilities	1. Operating Facility	2. Office Equipment	3. Office Equipment	Total Amount
2026	$244,443	$9,994	$356	$254,793
2027	503,349	-	-	503,349
2028	518,123	-	-	518,123
2029	533,220	-	-	533,220
2030	91,442	-	-	91,442
Total future minimum lease payments	1,890,577	9,994	356	1,900,927
Less: Imputed interest	(278,068)	(111)	(4)	(278,184)
Present value of lease liabilities	$1,612,509	$9,883	$352	$1,622,743
Remaining lease term (in years)	3.67	0.33	0.33

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

The base monthly rent is $28,957 per month, with subsequent annual increases of 3.0%. Operating expense came to $13,618 per month for the six months ending June 30, 2026.

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

The following table summarizes the remaining fair value of assets acquired and liabilities assumed from the acquisition of Kirkman in July 2019.

	June 30, 2026	December 31, 2025
Kirkman brand, net	$925,700	$925,700
cGMP certification	310,000	310,000
Customer relationships	461,300	461,300
Total intangible assets, gross	1,697,000	1,697,000
Less: Accumulated amortization: Customer relationships	(322,654)	(299,589)
Intangible assets, net	$1,374,346	$1,397,411

The following table presents the amortization for the remaining useful life of the customer relationships:

2026	$23,065
2027	46,130
2028	46,130
2029	23,321
Total	$138,646

There were no impairments to the intangible assets for the six months ended June 30, 2026 and year ended December 31, 2025.

Goodwill

June 30, 2026	December 31, 2025
$818,139	$818,139

There were no impairments to goodwill for the three and six months ended June 30, 2025 and year ended December 31, 2025.

10.	Accounts Payable and Accrued Liabilities

The Company’s accounts payable consist of obligations that are payable to vendors and other third parties in the normal course of business operations, as well as dividends payable to investors, and its accrued liabilities and accrued compensation are comprised of accrued expenses for consulting, advisory services, professional, audit services and equity awards earned but not yet issued and settlement expense.

	June 30, 2026	December 31, 2025
Accounts payable	$987,701	$668,220
Accrued liabilities	899,621	838,121
Accrued compensation - shares earned but not issued	330,160	47,902
Total accounts payable and accrued liabilities	$2,217,482	$1,554,243

11.	Lines of Credit

On August 19, 2025, the Company entered into two lines of credit agreements with a third-party whereby the Company received a total of $26,354. The term of the loans were for six months, with a 9% contract interest rate. The loans were repaid in Feb 2026.

	June 30, 2026	December 31, 2025
Line of credit recognized as of January 1	$8,109	$32,235
Proceeds from debt facilities	-	99,733
Payments on debt facilities	(8,109)	(123,859)
Line of credit as of period end	-	8,109
Less: current portion	-	(8,109)
Long-term portion	$-	$-

12.	SBA Loan Payable

On July 7, 2020, Kirkman applied for and was granted a thirty (30) year loan from the U.S. Small Business Administration (“SBA”) for $150,000 with an interest of 3.75% per annum accrued daily. The SBA loan was obtained, to alleviate the financial burden as a result of the COVID-19 pandemic.

	June 30, 2026	December 31, 2025

SBA loan due as of January 1	$140,468	$143,904
Proceeds from SBA loan	-	-
Payments on SBA loan	(1,788)	(3,436)
SBA loan due as of December 31	138,680	140,468
Less: current portion	(3,648)	(3,595)
Long-term portion	$135,032	$136,873

The Company has the following SBA loan future commitments as of June 30, 2026.

Amount
2026	$1,807
2027	3,702
2028	3,830
2029	3,990
2030	4,117
2031 and beyond	121,234
Total	$138,680

13.	Derivative Liability

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

Revaluation at Period End

The derivative liabilities are remeasured to fair value at each reporting date, with changes in fair value recognized in earnings as follows:

Level 3 Roll-forward

	June 30, 2026			December 31, 2025
	Series A	Series B	Total	Series A	Series B	Total
Beginning balance	$3,270,370	$36,375	$3,306,745	$-	$-	$-
Initial recognition of derivative liability upon issuance	-	-	-	11,443,814	1,850,428	13,294,242
Change on revaluation of fair value of derivative liability	190,600	15,862	206,462	(6,736,673)	(622,262)	(7,358,935)
Derecognition upon conversions	-	(9,734)	(9,734)	(60,996)	(1,191,791)	(1,252,787)
Derecognition upon share buybacks	(465,433)	-	(465,433)	(1,375,775)	-	(1,375,775)
Derecognition upon exchange	(2,995,537)	(42,503)	(3,038,040)
Ending balance	$-	$-	$-	$3,270,370	$36,375	$3,306,745

The derivative liabilities are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. The Company utilized a Monte Carlo simulation model incorporating the following key assumptions as of June 30, 2026:

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

Series C

Embedded Conversion Features

On March 9, 2026, the Company entered into an Exchange and Amendment Agreement with holders of its outstanding Series A and Series B preferred stock. Pursuant to the agreement, the Company exchanged all issued and outstanding Series A and Series B preferred shares for a combination of:

●	Series C Convertible Preferred Stock (the “Series C Preferred”);

●	Senior Secured Convertible Promissory Notes (the “Convertible Notes”); and

●	Cash consideration

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

Period-end Revaluation

Derivative liabilities associated with the series Convertible Notes are remeasured to fair value at each reporting date in accordance with ASC 815, with changes in fair value recognized in earnings within the consolidated statement of operations.

These amounts reflect the impact of changes in assumptions and market conditions, including the Company’s stock price and other valuation inputs, during the period.

Level 3 Roll-forward

	June 30, 2026			December 31, 2025
	Series C Preferred Stock	Series C Convertible Note	Series C Total	Series C Preferred Stock	Series C Convertible Note	Series C Total
Beginning balance	$162,374	$135,645	$298,019	$-	$-	$-
Initial recognition of derivative liability upon issuance	-	-	-	-	-	-
Change on revaluation of fair value of derivative liability	897,783	119,871	1,017,654	-	-	-
Derecognition upon conversions	(87,968)	(45,918)	(133,886)	-	-	-
Derecognition upon exchange	-	-
Ending balance	$972,189	$209,598	$1,181,787	$-	$-	$-

The derivative liabilities are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. The Company utilized a Monte Carlo simulation model incorporating the following key assumptions as of June 30, 2026:

Input	June 30, 2026	March 31, 2026
Common stock price	$0.0052	$0.16
Expected volatility	139.00%	80.00%
Risk-free interest rate	4.17%	3.56%
Dividend yield	0.00%	0.00%
Expected term	1.0 – 2.0 year	0.94 – 0.97 year
Probability of dilutive financing	50.00%	50.00%

14.	Loans Payable, Related Party

On March 11, 2024, the Company executed a loan agreement with a related party in the amount of $130,000, with an annual interest rate of 20% and a due date of March 11, 2031.

On March 10, 2025, the Company executed a loan agreement with a related party in the amount of $225,000, with an annual interest rate of 18% and a due date of March 7, 2029.

	June 30, 2026	December 31, 2025
Loans payable, related party as of January 1	$306,151	$370,703
Loan agreement executed with related party during the periods	-	225,000
Reclass to loans payable	-	(247,634)
Payments to related party	(29,412)	(41,918)
Loans payable, related party as of period end	276,739	306,151
Less: current portion	(67,547)	(61,642)
Long-term portion	$209,192	$244,509

15.	Loans Payable

In December 2023, the Company entered into a short-term debt facility with an officer and director of the parent company, Hemptown Organics Corp., whereby the Company received a non-interest-bearing loan in the amount of $247,634. As of June 30, 2026, $120,603 was still outstanding. The officer and director resigned in January 2025, and therefore the loan was reclassed from related party to loans payable.

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

	June 30, 2026	December 31, 2025
Loan payables as of January 1	$402,650	$171,500
Loan agreement executed during the periods	-	364,325
Reclass to loan payable	-	247,634
Payments to loan payable	(211,501)	(380,809)
Loan payable as of December 31	191,151	402,650
Less: current portion	(191,151)	(402,650)
Long-term portion	$-	$-

16.	Convertible Note

On March 9, 2026, in connection with the Exchange and Amendment Agreement (the “Exchange Agreement”) entered into among the Company and the holders of the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, the Company issued senior secured convertible promissory notes (collectively, the “Notes”) with an aggregate original principal amount of $837,800 to four institutional investors. The Notes were issued as partial consideration for the exchange and cancellation of the Company’s outstanding Series A and Series B Convertible Preferred Stock, together with shares of newly designated Series C Convertible Preferred Stock, shares of common stock, and cash. No new cash proceeds were received by the Company with respect to the issuance of the Series C Convertible Preferred Stock or the Notes.

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

Carrying Value and Activity

The following table summarizes the components of the Notes and the related embedded derivative liability as of June 30, 2026:

	Notes Payable	Embedded Derivative Liability
Issuance — March 9, 2026	$837,800	$135,645
Conversions	(492,980)	(118,776)
Liability with conditional timing consolidation	450,000	111,817
Default	198,705	-
Change in fair value	-	80,912
Balance — June 30, 2026	$993,525	$209,598

Pursuant to the Conversion Price Reduction and Waiver agreement dated May 11, 2026, between the Company and the convertible note holders, any cash consideration outstanding as the effective date (as defined in the Exchange Agreement) was consolidated and added to and capitalized as additional principal under each applicable Holder’s existing senior secured convertible promissory note issued pursuant to the Exchange Agreement.

The Notes are presented as long-term debt on the condensed consolidated balance sheet, with no portion classified as current as of June 30, 2026, as the first scheduled amortization payment is due more than twelve months after the balance sheet date. The embedded derivative liability is presented within derivative liabilities on the condensed consolidated balance sheet.

For the three and six months ended June 30, 2026, the Company recognized interest expense of approximately $38,699 and $44,843 in respect of the Notes. The Company recognized a loss of $80,912 in connection with the change in fair value of the embedded derivative liability for the three and six months ended June 30, 2026, which is included in other income (expense), net.

Future Principal Payments

The aggregate scheduled principal payments under the Notes as of June 30, 2026 are as follows:

Year Ending December 31,	Amount
2026	$—
2027	993,525
Total	$993,525

Fair Value Measurements

The fair value of the bifurcated embedded derivative liability is classified within Level 3 of the fair value hierarchy under ASC 820, as its valuation requires significant unobservable inputs, including expected volatility of the Company’s common stock and probability-weighted estimates of the timing and method of conversion. See Note 13 for measurement details.

17.	2026 Equity Incentive plan

In May 2026, the shareholder’s’ approved 4,000,000 (four million) shares of our Common Stock for issuance under the Plan. The Plan includes an evergreen provision providing for an automatic annual increase in the shares of Common Stock available for issuance under the Plan beginning in the 2027 fiscal year of the Company in an amount equal to the least of (a) 500,000 shares, (b) a number equal to five percent (5%) of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year or (c) such number of shares as shall be determined by the Plan administrator.

On June 29, 2026 the Company granted the CEO 3,500,000 fully vested incentive stock options at $0.0055.

18.	Stock-based Compensation

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

During the six months ended June 30, 2026, and 2025, the Company recorded general and administrative expense of $437,973 and $510,356, respectively, in its consolidated statements of operations, with respected to RSUs granted.

19.	Common and Preferred Stock

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

Preferred Stock

On March 9, 2026, the Company entered into an Exchange and Amendment Agreement with holders of its outstanding Series A and Series B Preferred Stock. Pursuant to the agreement, the Company exchanged all issued and outstanding Series A and Series B Preferred Stock for a combination of:

●	Series C Convertible Preferred Stock (the “Series C Preferred”);

●	Senior Secured Convertible Promissory Notes (the “Convertible Notes”); and

●	Cash consideration.

The transaction resulted in the legal extinguishment of the Series A and Series B Preferred Stock and the issuance of new financial instruments.

Extinguishment of Series A and B Preferred Stock

The Company accounted for the exchange as an extinguishment of the Series A and Series B Preferred Stock. The extinguishment was measured as the difference between:

●	The carrying amount of the Series A and Series B Preferred Stock (including associated derivative liabilities), and

●	The fair value of the consideration transferred.

As a result, the Company recognized a loss on extinguishment of approximately $6.9 million in the consolidated statement of operations for the six months ended June 30, 2026.

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

This conclusion is based on the substantive contractual terms of the instrument, which include:

●	Variable conversion features;

●	Alternative conversion pricing mechanisms (including pricing based on a discount to market);

●	Anti-dilution provisions; and

●	Economic provisions designed to preserve a fixed or determinable monetary value.

These features result in the Series C Preferred representing an obligation to settle a fixed monetary amount through cash or a variable number of shares, which is consistent with liability classification.

Embedded Derivative Features

The Series C Preferred contains embedded conversion features that require bifurcation under ASC 815.

Specifically, these features:

●	Are not clearly and closely related to the economics characteristics of the host instrument;

●	Meet the definition of derivatives under ASC 815; and

●	Do not qualify for the scope exception for contracts indexed to and settled in the Company’s own stock.

Accordingly, the embedded features are bifurcated from the host instrument and recognized as derivative liabilities at fair value upon issuance. Subsequent changes in fair value are recognized in earnings within the consolidated statement of operations.

Mandatory Redemption; Covenant Non-Compliance

The Company’s Series C Convertible Preferred Shares (the “Series C”), issued on March 9, 2026 and accounted for as a debt host instrument with a bifurcated embedded conversion derivative, are subject to a mandatory redemption (forced amortization) provision under their Certificate of Designations. That provision required the Company to begin redeeming the Series C in equal installments beginning on the date 90 days after the closing date — on or about June 8, 2026 — in a monthly redemption amount of $230,347, determined as the aggregate stated value originally issued ($2,764,160) divided by the twelve-month amortization period, payable at the Company’s election in cash on a monthly basis or in shares of common stock on a weekly basis, subject in the case of share settlement to satisfaction of the applicable equity conditions.

During the three months ended June 30, 2026, holders converted Series C with an aggregate stated value of $3,268,000 into shares of common stock, reducing the outstanding stated value of the Series C to $2,764,160 as of June 30, 2026. The Company did not commence the mandatory redemption and made no redemption installment, in cash or in shares, during the period or through the date of this report. The Company’s failure to commence the mandatory redemption constitutes non-compliance with the redemption provisions of the Series C.

The Certificate of Designations does not, by its terms, expressly designate a missed mandatory redemption as an event that alone changes the dividend rate on the Series C. The non-compliance may, however, afford the holders certain rights and remedies and may constitute across-default under the Company’s Senior Secured Convertible Notes, subject to the applicable notice and cure provisions, a resulting material adverse effect, and the holders’ election. The outstanding stated value of the Series C of $2,764,160 is classified as a current liability.

As of the date of this report, the Company had not commenced or cured the mandatory redemption as the Company is in discussions with the holders to negotiate the terms. No holder has given notice of an event of default or exercised acceleration or cross-default rights arising from the non-commencement as of the date of this report.

Events of Default and Related Accounting

Series C mandatory redemption. The Company’s Series C Convertible Preferred Shares (the “Series C”), issued March 9, 2026 and accounted for as a debt host instrument with a bifurcated embedded conversion derivative, are subject to a mandatory redemption provision requiring the Company to begin redeeming the Series C in equal monthly installments beginning on or about June 8, 2026. The Company did not commence the mandatory redemption and made no redemption installment during the three months ended June 30, 2026. The Company has concluded that its failure to commence the mandatory redemption constitutes an Event of Default under the Series C and the Company’s Senior Secured Convertible Notes (the “Notes”), with an event-of-default date of June 8, 2026.

Concurrent listing event of default. Separately, on June 16, 2026 the Company’s common stock ceased trading on the Nasdaq Capital Market and began trading in the over-the-counter market, following a Nasdaq staff delisting determination. The failure to maintain a listing on a national securities exchange constitutes a separate and independent Event of Default under the Notes.

Effect on the instruments. As a result of the Events of Default, and from the applicable event-of-default date: (i) the dividend rate on the Series C increased from 0% to 24% per annum, which, given the debt classification of the Series C, the Company recognizes as interest expense; (ii) the outstanding obligations under the Notes increased to 125% of the amounts otherwise outstanding under the default-premium provisions; (iii) interest on the Notes accrues at the 24% default rate; (iv) the Company became obligated for a monthly monitoring fee of $5,000; and (v) the conversion price applicable to the Series C and the Notes became the alternate conversion price (85% of the lowest trading price over a ten-trading-day lookback), which the Company reflected in the remeasurement of the embedded conversion derivatives at June 30, 2026.

Remedies and status. The Events of Default afford the holders various rights and remedies, including the right to accelerate the Notes and to exercise the default remedies described above. As of the date of this report, no holder had accelerated the Notes or the Series C. The Company is in discussions with the holders.

Convertible Notes

Classification

The Convertible Notes are accounted for as debt instruments in accordance with ASC 470 and include standard debt-like features, including:

●	Fixed principal amounts

●	Stated interest rate

●	Contractual maturity

●	Secured status

Embedded Conversion Features

The Convertible Notes contains embedded conversion features that require evaluation under ASC 815:

●	Are indexed to the Company’s common stock price;

●	Are not clearly and closely related to the economic characteristics of the debt host; and

●	Do not qualify for the scope exception for contracts indexed to and settled in the Company’s own stock.

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

●	A total of $450,000 was paid at closing; and

●	The remaining $450,000 is payable upon the earlier of the effectiveness of a registration statement related to the Company’s equity line of credit (“ELOC”), but in no event later than 90 days following the closing date.

On May 11, 2026 the Company and the Note Holders entered into a Conversion Price Reduction and Waiver Agreement, whereby the remaining $450,000 in cash consideration was consolidated and added to and capitalized as additional principal under each applicable Holder’s existing senior secured convertible promissory note issued pursuant to the Exchange Agreement.

If the Company does not have sufficient cash to satisfy the full payment at that time, any shortfall is required to be paid in six equal monthly installments.

Accounting Treatment

The Company evaluated this obligation under ASC 450, Contingencies, and ASC 405, Liabilities and determined that the obligation to pay the remaining $450,000 is probable and estimable, as it represents a contractual commitment arising from the exchange transaction, therefore the Company recognized the obligation as a liability at the transaction date, with timing dependent on the occurrence of the ELOC effectiveness.

Presentation

The liability is included within:

●	Liability with conditional timing (or current liabilities) as of June 30, 2026.

Liquidity Considerations

The timing of the payment is dependent on:

●	Effectiveness of the ELOC registration statement, or

●	The contractual fallback payment schedule.

The Company expects to fund this obligation through:

●	Available cash resources and/or

●	Proceeds from financing arrangements

Key Judgments and Estimates

The accounting for this transaction required significant judgment, including:

●	Determining that the Series C Preferred represents a liability based on its obligation to deliver a fixed monetary value through variable settlement

●	Evaluating whether embedded features require bifurcation

●	Estimating the fair value of derivative liabilities

Changes in these assumptions could materially impact the Company’s financial position and results of operations.

Earnings Per Share

The Company evaluated the impact of the Series C Convertible Preferred Stock, Convertible Notes, and associated embedded derivative features on earnings per share (“EPS”) in accordance with ASC 260.

For the three and six months ended June 30, 2026, the Company reported a net loss. Accordingly, all potentially dilutive securities were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

Potential common shares excluded from diluted EPS include:

●	Shares issuable upon conversion of the Series C Preferred;

●	Shares issuable upon conversion of the Convertible Notes;

●	Shares issuable upon settlement of derivative instruments; and

●	Shares issuable upon exercise of warrants.

Basic and diluted EPS are therefore the same for the period presented.

The Company will continue to evaluate these instruments for potential dilution in future periods when the Company reports net income.

Issued Warrants

	Number of warrants	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Life
Outstanding at December 31, 2025	205,000	$8.5	4.60 years
Granted	-	-	-
Exercised	(37,500)	-	-
Outstanding at June 30, 2026	167,500	$8.33	4.28 years
Exercisable at June 30, 2026	167,500	$8.33	4.28 years
Intrinsic value at June 30, 2026	-	-	-

On March 10, 2025, the Company issued a lender a warrant for the purchase of 37,500 shares of common stock at an exercise price of $8.50 per share. The warrants carry a term of 5 years and are exercisable in whole or in part at any time or times during the exercise period. The warrants were valued at $23,138 using a Black-Scholes pricing model.

On June 1, 2025, the Company issued a lender a warrant for the purchase of 37,500 shares of common stock at an exercise price of $8.50 per share. The warrants carry a term of 5 years and are exercisable in whole or in part at any time or times during the exercise period. The warrants were valued at $22,125 using a Black-Scholes pricing model.

On November 5, 2025, the Company issued finder warrants for the purchase of 80,000 shares of common stock at an exercise price of $8.50 per share. The warrants carry a term of 5 years and are exercisable in whole or in part at any time or times during the exercise period. The warrants were valued at $46,800 using a Black-Scholes pricing model.

On November 17, 2025, the Company issued a lender a warrant for the purchase of 50,000 shares of common stock at an exercise price of $8.50 per share. The warrants carry a term of 5 years and are exercisable in whole or in part at any time or times during the exercise period. The warrants were valued at $150 using a Black-Scholes pricing model.

For the six months ended June 30, 2026, the lender exercised 37,500 warrants and receive 5,480,645 shares of the Company’s common stock.

20.	Segment Reporting

The Company historically operated through two operating segments:

(1)	Kirkman, which sold a range of nutraceuticals, supplements and related products; and

(2)	HT Naturals, which sold a range of hemp-based consumer products.

During the six months ended June 30, 2026, the Company ceased the operations of HT Naturals and wound down its hemp-based consumer products business. Following the closure, the Company’s continuing operations consist solely of the Kirkman business.

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

Entity-Wide Disclosures

Geographic Revenue Information

For the six months ended June 30, 2026 and 2025, 95% and 94% respectively of the Company’s net sales were generated in North America.

21.	Revenue, net

This table shows revenue by product type:

	June 30,
	2026	2025
Nutraceutical (supplements)	$3,509,805	$3,332,156
Hemp derived products	6,267	99,632
Total revenue by product type	$3,516,072	$3,422,788

As of June 30, 2026, the Company ceased the operations of HT Naturals and wound down its hemp-based consumer products business.

22.	Concentration

For the six months ended June 30, 2026 sales to two customers represented 27% and 4% for a total of 31% of sales totaling approximately $1,102,672. For the six months ended June 30, 2025, sales to two customers represented 31% and 24% for a total of 55% of sales totaling $1,870,264.

23.	Other Income / (expenses)

Other expenses for the six months ended June 30, 2026 and 2025 was $7,618,134 compared to $165,301. This increase of $7,452,833 was primarily due to a loss on issuance of preferred stock of $6,310,464, a change of fair value of derivative liability of $942,568 increase in other expense of $50,000, loss on issuance of preferred stock of $198,705 and a reduction in interest expense of $42,501.

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

As of June 30, 2026, the Company was engaged in a contractual dispute with TPB concerning the TPB License. The Company asserts that TPB has not fulfilled certain material obligations under the TPB License and, as a result, disputes the remaining $150,000 minimum cash payments. The Company has not accrued for any legal fees for the disputed amount mentioned above as management believes a loss is not probable at this time in accordance with ASC 450, Contingencies.

25.	Subsequent Events

True Health Litigation

On July 14, 2026, the Circuit Court for the Eighteenth Judicial Circuit, DuPage County, Illinois entered a final order and judgment following a bench trial in the previously disclosed litigation brought by True Health Medical Center, S.C. (“True Health”) against Kirkman Group, Inc. (“Kirkman”), certain individuals, and the HTO Parties. The court entered judgment in favor of the HTO Parties on all counts asserted against them, finding that no royalties are due or owing from the HTO Parties under the royalty agreement. The court determined that the reformulated “981” product is a different product from the “881” product covered by the royalty agreement, and accordingly that no ongoing royalty obligation exists with respect to the 981 product. The court entered judgment against Kirkman — the seller of certain assets to the HTO Parties and a separate legal entity — in the amount of $68,271, consisting of $41,683 in unpaid royalties on sales of the 881 product for the period December 2018 through June 2019 and $26,588 in interest. All claims against the individual defendants were resolved in favor of those defendants, and the case was closed. The time to appeal has not expired, and any party may seek to appeal the judgment. Because no amounts were awarded against the HTO Parties, the Company is not liable for the amounts above and therefore did not record any liability with respect to this matter in the accompanying condensed consolidated financial statements.

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

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate, and financial trends that we believe may affect our business, financial condition, results of operations, and prospects, but these forward-looking statements are not guarantees of future performance or development. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this report, whether as a result of any new information, future events, or otherwise.

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

Overview

Our Company operates in the nutraceutical supplement industry. We are a manufacturer and distributor of supplements in categories such as pain, energy, prenatal, general health, bone and joint, gastro, immunity, cardiac, detox, mental clarity and focus, sleep, prenatal and urinary. Our end markets focus on end-consumers through different channels that include pharmacies, U.S. wholesalers, international distributors and direct-to-consumers sales. Our products are sold over the-counter, and consumers do not need a prescription to purchase our products.

Results of Operations

Comparison of the Three Months Ended June 30, 2026, to the Three Months Ended June 30, 2025

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	Percentage
Statements of Operations
Net revenue	$1,870,548	$1,832,532	$38,016	2%
Cost of goods sold	750,207	864,437	(114,230)	(13)%
Gross profit	1,120,341	968,095	152,246	16%
Sales and marketing expenses	340,384	165,039	175,345	106%
General and administrative expenses	2,100,355	958,493	1,141,862	119%
Operating loss	(1,320,398)	(155,437)	(1,164,961)	749%
Other income / (expense)	(1,310,150)	(70,619)	(1,239,531)	1755%
Net loss	$(2,630,548)	$(226,056)	$(2,404,492)	1064%

Net Revenue

Net revenue for the three months ended June 30, 2026 was $1,870,548 compared to $1,832,532 for the three months ended June 30, 2025 representing an increase of approximately 2%. This increase of $38,016 in net revenue was primarily due to the increase in the demand from our direct-to-consumer sales channel and sales for contract manufacturing.

Cost of goods sold

Cost of goods sold for the three months ended June 30, 2026 was $750,207 compared to $864,437 for the three months ended June 30, 2025 representing a decrease of approximately 13%. This decrease of $114,230 in cost of goods was primarily due to the reduction in payroll and employee benefits of approximately $113,358, a decrease of $26,012 due to products primarily sold for contract manufacturing in 2025, a decrease in product testing of $8,415, and an increase in inventory shrinkage and obsolescence of $32,561.

Gross profit

Gross profit for the three months ended June 30, 2026 was $1,120,341 compared to $968,095 for the three months ended June 30, 2025 representing an increase of 16%. This increase of $152,246 was primarily due to an increase in the demand from our direct-to-consumer sales channel and sales for contract manufacturing of $38,016, and a decrease in cost of goods sold due to the reduction in payroll and employee benefits of approximately $113,358, a decrease of $26,012 due to products primarily sold for contract manufacturing in 2025, a decrease in product testing of $8,415, and an increase in inventory shrinkage and obsolescence of $32,561.

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2026, were $340,384 compared to $165,039 for the three months ended June 30, 2025, representing an increase of approximately 106%. This increase of $175,345 was primarily due to an increase in Amazon referral fees of $97,245, an increase in MPG fees of $78,540, an increase in advertising and promotional expenses of $48,393, and a decrease in payroll of $50,100.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2026 were $2,100,355, compared to $958,493 for the three months ended June 30, 2025, representing an increase of approximately 119%. This increase of $1,141,862 was primarily attributable to an increase in payroll of approximately $198,458, an increase in professional fees of $668,023, an increase in Amazon seller fees of approximately $79,980, an increase in stock-based compensation of $57,233, an increase in insurance premiums of $47,877, an increase in public company related expenses of $140,876, and a decrease in settlement expense of $50,629.

Other income / (expenses)

Other expense for the three months ended June 30, 2026 were a $1,310,150 compared to $70,619 for the three months ended June 30, 2025, representing an increase of approximately 1755%. This increase of $1,239,531 was primarily due to a change of fair value of derivative liability of $967,942, loss on default of convertible note $198,705, increase in other expenses of $50,000, and a reduction in interest expense of $26,789.

Comparison of the Six months Ended June 30, 2026, to the Six Months Ended June 30, 2025

	Six Months Ended
	June 30,		Change
	2026	2025	Amount	Percentage
Statements of Operations
Net revenue	$3,516,072	$3,422,788	$93,284	3%
Cost of goods sold	1,434,598	1,587,929	(153,331)	(10)%
Gross profit	2,081,474	1,834,859	246,615	13%
Sales and marketing expenses	604,091	343,669	260,422	76%
General and administrative expenses	3,480,586	1,678,727	1,801,859	107%
Operating loss	(2,003,203)	(187,537)	(1,815,666)	968%
Other income / (expense)	(7,618,134)	(165,301)	(7,452,833)	4509%
Net loss	$(9,621,337)	$(352,838)	$(9,268,499)	2627%

Net revenue

Net revenue for the six months ended June 30, 2026 was $3,516,072 compared to $3,422,788 for the six months ended June 30, 2025 representing an increase of approximately 3%. This increase of $93,284 in net revenue was primarily due to the increase in the demand from our direct-to-consumer sales channel and sales for contract manufacturing.

Cost of goods sold

Cost of goods sold for the six months ended June 30, 2026 was $1,434,598 compared to $1,587,929 for the six months ended June 30, 2025 representing a decrease of approximately 10%. This decrease of $153,331 in cost of goods sold was primarily due to the reduction in payroll and employee benefits of approximately $100,675 a decrease of $70,597 due to products primarily sold for contract manufacturing in 2025, a decrease in product testing of $18,777, and an increase in inventory shrinkage and obsolescence of $40,079.

Gross profit

Gross profit for the six months ended June 30, 2026 was $2,081,474 compared to $1,834,859 for the six months ended June 30, 2025 representing an increase of 13%. This increase of $246,615 was primarily due an increase in the demand from our direct-to-consumer sales channel and sales for contract manufacturing of $38,016, and a decrease in cost of goods sold was due to the reduction in payroll and employee benefits of approximately $100,675 a decrease of $70,597 due to products primarily sold for contract manufacturing in 2025, a decrease in product testing of $18,777, and an increase in inventory shrinkage and obsolescence of $40,079.

Sales and marketing expenses

Sales and marketing expenses for the six months ended June 30, 2026, were $604,091 compared to $343,669 for the six months ended June 30, 2025, representing an increase of approximately 76%. This increase of $260,422 was primarily due to an increase in Amazon referral fees of $170,927, an increase in MPG fees of $136,530, an increase in advertising and promotional expenses of $7,680, and a decrease in payroll fees of $51,896.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2026 were $3,480,586 compared to $1,678,727 for the six months ended June 30, 2025, representing an increase of approximately 107%. This increase of $1,801,859 was primarily attributable to an increase in payroll of approximately $387,223, an increase in professional fees of $1,097,138, an increase in Amazon seller fees of approximately $141,269, increase in insurance premiums of 96,993, and an increase in public company related expenses of $169,398, increase in travel of $24,961, decrease in settlement expenses of $50,629, and a decrease in stock-based compensation of $72,381.

Other income / (expenses)

Other expense for the six months ended June 30, 2026, were $7,618,134 compared to $165,301 for the six months ended June 30, 2025, representing an increase of approximately 4509%. This increase of $7,452,833 was primarily due to a loss on issuance of preferred stock of $6,310,464, a change of fair value of derivative liability of $942,568, a loss on default of convertible note of $198,705, an increase in other expense of $50,000 and a reduction in interest expense of $42,501.

Liquidity and Capital Resources

Sources and Uses of Cash for the Six Months ended June 30, 2026 and 2025

The table below, for the periods indicated, provides selected cash flow information:

	Six months Ended June 30, 2026	Six months Ended June 30, 2025
Net cash (used in) provided by operating activities	$(943,457)	$647,757
Net cash used in investing activities	-	-
Net cash used in financing activities	(1,431,097)	(601,717)
Net increase (decrease) in cash	$(2,374,554)	$46,040

Source of cash

Cash Flows from Operating Activities

During the six months ended June 30, 2026, we used $943,457 in operating activities as a result of our net loss of $9,621,337, an increase of $200,885 in amortization of right-of-use and intangible assets, an increase of $437,973 in stock-based compensation, a change in fair value of derivative liabilities of $942,568, loss on issuance of preferred stock of $6,310,464, dividends of $77,050, and net changes in operating assets and liabilities of $657,314.

During the six months ended June 30, 2025, our operating activities provided $647,757 of cash as a result of our net loss of $352,838, offset primarily by $185,577 in amortization of right-of-use and intangible assets, $510,356 in stock-based compensation, issuance of shares and warrants of $95,893, and net changes in operating assets and liabilities of $188,622.

Cash Flows from Financing Activities

During the six months ended June 30, 2026, our financing activities used $1,431,097 of cash proceeds resulting primarily from $450,000 in repayment of liability conditional timing, $250,808 in repayment of loans, $114,262 in dividends, and $616,027 for buyback of series A preferred shares,

During the six months ended June 30, 2025, we used $601,717 in financing activities primarily as a result of deferred offering costs of $540,061, proceeds from loans and line of credit of $173,379, repayment of loans for $120,036 and payments for payable for acquisition of $114,999.

Letter of Intent

On May 11, 2026, we entered into a binding letter of intent with BullionFx regarding a proposed acquisition of certain intellectual property and related assets.

Under the terms of such letter of intent, the proposed consideration for the acquired assets is expected to consist of convertible preferred stock of the Company with an aggregate stated value of approximately $142.9 million, subject to independent third-party valuation and verification. The preferred stock was expected to automatically convert into shares of our common stock upon receipt of the required stockholder approval. Based on the capitalization assumptions set forth in the letter of intent, following the closing of the proposed transaction and prior to giving effect to any other equity financing, the current stockholders of the Company would own approximately 1.72% of the combined surviving company and the seller would own approximately 98.28% of the combined surviving company.

On June 29, 2026 we received a letter from BullionFX terminating the Letter of Intent.

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

During the six months ended June 30, 2025 the Company entered into multiple lines of credit agreements with third parties to finance invoices to satisfy multiple vendors of which were repaid during the six months ended June 30, 2026.

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

Inventories, net

The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions, including forecasted demand compared to quantities on hand, as well as other factors such as potential excess or aged inventories based on product shelf life, and other factors that affect inventory obsolescence. As of December 31, 2025, the inventory reserve was $10,972.

As of June 30, 2026, the allowance for inventory obsolescence increased by $2,705 resulting in a reserve of $13,048.

Long-Lived Assets

Long-lived assets consist primarily of property and equipment. Long-lived assets are tested for impairment when events and circumstances indicate the assets might be impaired by first comparing the estimated future undiscounted cash flows of the asset or asset group to the carrying value. If the carrying value exceeds the estimated future undiscounted cash flows, an impairment loss is recognized based on the amount that the carrying value exceeds the fair value of the asset or asset group. The Company did not recognize impairment losses during the six months ended June 30, 2026, and 2025.

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

During the three and six months ended June 30, 2026, the Company primarily applied fair value measurement to equity-linked financing instruments (warrants and stock issued for services), and historically, to convertible debt and business combination accounting. The majority of the Company’s remaining financial instruments are short-term or bear market-rate interest and therefore approximate fair value.

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

Events of Default under the Series C Convertible Preferred Shares and Senior Secured Convertible Notes

Overview

During the quarter ended June 30, 2026, the Company was in default under its Series C Convertible Preferred Shares (the “Series C”) and its Senior Secured Convertible Notes (the “Notes”), each issued in the March 9, 2026 exchange transaction. The events of default arose from two independent causes: the Company’s failure to commence the mandatory redemption of the Series C, effective June 8, 2026, and the loss of the Company’s Nasdaq listing on June 16, 2026. The effects of the events of default are reflected in the accompanying financial statements.

Conversion price reduction (May 2026)

On May 11, 2026 — prior to the events of default — the Company entered into a Conversion Price Reduction and Waiver Agreement with certain holders of the Series C and the Notes. The agreement reduced the conversion price applicable to the Series C during the fixed conversion period to $0.1636 per share, superseding the previously applicable tiered fixed conversion prices in their entirety, and provided that any unpaid cash consideration under the exchange documents would be capitalized as additional principal under the applicable holders’ Notes. During the quarter, holders converted Series C with an aggregate stated value of $3,268,000 into common stock at the reduced conversion price, reducing the outstanding stated value of the Series C to $2,764,160 at June 30, 2026 and increasing the number of common shares outstanding.

Mandatory redemption

The Series C is subject to a mandatory redemption (forced amortization) provision requiring the Company to begin redeeming the Series C in equal monthly installments of $230,347 beginning on or about June 8, 2026, payable at the Company’s election in cash monthly or in shares of common stock weekly, subject in the case of share settlement to satisfaction of the applicable equity conditions. The Company did not commence the mandatory redemption and made no redemption installment during the quarter or through the date of this report. The Company concluded that this failure constitutes an event of default, effective June 8, 2026.

Loss of Nasdaq listing

On June 16, 2026, the Company’s common stock ceased trading on the Nasdaq Capital Market and began trading in the over-the-counter market, following a Nasdaq staff delisting determination issued June 8, 2026. The failure to maintain a listing on a national securities exchange constitutes a separate and independent event of default under the Notes.

Effect on the Company’s obligations

As a result of the events of default, and effective from the applicable event-of-default date: the dividend rate on the Series C increased from 0% to 24% per annum, recognized as interest expense; the outstanding obligations under the Notes increased to 125% of the amounts otherwise outstanding under the default-premium provisions; interest on the Notes accrues at the 24% default rate; the Company became obligated for a monthly monitoring fee of $5,000; and the conversion price applicable to the Series C and the Notes became the alternate conversion price (85% of the lowest trading price over a ten-trading-day lookback), which increases the number of common shares issuable on conversion and the resulting potential dilution to existing stockholders. Because the events of default give the holders the right to accelerate repayment, the Notes, which were otherwise scheduled to begin amortizing more than twelve months after the balance sheet date, have been reclassified from long-term to current liabilities as of June 30, 2026. The outstanding stated value of the Series C is likewise classified as a current liability.

Impact on results of operations

For the three months ended June 30, 2026, the Company recognized a loss of $967,942 on the change in fair value of its embedded conversion derivative liabilities (a loss of $942,568 for the six months ended June 30, 2026, reflecting a fair-value gain in the first quarter), included in other income (expense), net. In connection with the events of default, the Company also recognized default-rate interest expense on the Series C and the Notes, a default premium reflecting the increase in the Note obligations to 125%, and monitoring fees. For the six months ended June 30, 2026, other expense also included a loss of $6,310,464 on the issuance of preferred stock in the March 2026 exchange. General and administrative expenses increased approximately 119% over the prior-year quarter, driven principally by higher payroll, professional fees, and marketplace selling fees. The Company reported a net loss of $2,630,548 for the six months ended June 30, 2026.

Liquidity and capital resources

At June 30, 2026, the Company had cash of $352,142 and a working capital deficit, and used $943,457 of cash in operating activities during the six months then ended. The events of default, the resulting acceleration rights and reclassification of the Notes to current liabilities, the mandatory redemption of the remaining $2,764,160 of Series C stated value, and the increased default-rate interest and premium each exceed the Company’s available cash and cash generated from operations, and the Company does not currently have committed financing sufficient to satisfy these obligations as they come due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to settle redemption and amortization obligations in shares of common stock is constrained by the failure of the applicable equity conditions following the events of default and by limitations on issuances that would require stockholder approval; to the extent obligations are settled in shares at the alternate conversion price, existing stockholders would experience substantial dilution. The Company is in discussions with the holders regarding the terms of the instruments and is evaluating available alternatives, which may include waivers, forbearance, or amendments, restructuring or refinancing, and raising additional capital. As of the date of this report, no holder had accelerated the Notes or the Series C. There can be no assurance that any such alternative will be available on acceptable terms, or at all. See the notes to the financial statements for additional information regarding the events of default and the Company’s going-concern assessment.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the existence of the material weaknesses in the Company’s internal control over financial reporting.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of June 30, 2026 were not effective, and notwithstanding material weaknesses in our internal control over financial reporting, management believes that the unaudited consolidated financial statements and related financial information included in this Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 14, 2026, the Circuit Court for the Eighteenth Judicial Circuit, DuPage County, Illinois entered a final order and judgment following a bench trial in the previously disclosed litigation brought by True Health Medical Center, S.C. (“True Health”) against Kirkman Group, Inc. (“Kirkman”), certain individuals, and the HTO Parties. The court entered judgment in favor of the HTO Parties on all counts asserted against them, finding that no royalties are due or owing from the HTO Parties under the royalty agreement. The court determined that the reformulated “981” product is a different product from the “881” product covered by the royalty agreement, and accordingly that no ongoing royalty obligation exists with respect to the 981 product. The court entered judgment against Kirkman, the seller of certain assets to the HTO Parties and a separate legal entity, in the amount of $68,271, consisting of $41,683 in unpaid royalties on sales of the 881 product for the period December 2018 through June 2019 and $26,588 in interest. All claims against the individual defendants were resolved in favor of those defendants, and the case was closed. The time to appeal has not expired, and any party may seek to appeal the judgment. Because no amounts were awarded against the HTO Parties, the Company has not recorded any liability with respect to this matter in the accompanying condensed consolidated financial statements.

Item 1A. Risk Factors

Other than as set forth below, as of the date of this Quarterly Report there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Our common stock is no longer listed on a national securities exchange and is quoted on the OTC Markets, which may adversely affect the liquidity and market price of our common stock and our ability to raise capital.

Our common stock was removed from listing on The Nasdaq Stock Market and is currently traded on OTC Markets Group Inc. Securities quoted on the OTC Markets generally experience lower trading volumes, wider bid-ask spreads, greater price volatility and less consistent price discovery than securities listed on a national securities exchange. Quotation is dependent on the continued willingness of one or more market makers to publish quotations, and there is no assurance that an active trading market for our common stock will be maintained. Certain institutional investors, mutual funds and other market participants are subject to internal or contractual policies that prohibit or limit investment in securities that are not exchange-listed, and our common stock is no longer eligible for inclusion in indices that require exchange listing. In addition, our common stock may not be eligible for margin lending under Regulation T. Any of the foregoing may reduce demand for our common stock, depress its market price, and make it more difficult and more expensive for us to raise capital or to use our common stock as consideration in acquisitions or in settlement of obligations. These effects may be more pronounced given the substantial doubt about our ability to continue as a going concern described in Note 2 to our condensed consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

See Note 18 in the footnotes to the financial statements.

(b)	Not applicable.

(c)	Issuer purchases of equity securities: None.

Item 3. Default Upon Senior Securities

Series C mandatory redemption. The Company’s Series C Convertible Preferred Shares (the “Series C”), issued March 9, 2026 and accounted for as a debt host instrument with a bifurcated embedded conversion derivative, are subject to a mandatory redemption provision requiring the Company to begin redeeming the Series C in equal monthly installments beginning on or about June 8, 2026. The Company did not commence the mandatory redemption and made no redemption installment during the three months ended June 30, 2026. The Company has concluded that its failure to commence the mandatory redemption constitutes an Event of Default under the Series C and the Company’s Senior Secured Convertible Notes (the “Notes”), with an event-of-default date of June 8, 2026.

Concurrent listing event of default. Separately, on June 16, 2026 the Company’s common stock ceased trading on the Nasdaq Capital Market and began trading in the over-the-counter market, following a Nasdaq staff delisting determination. The failure to maintain a listing on a national securities exchange constitutes a separate and independent Event of Default under the Notes.

Effect on the instruments. As a result of the Events of Default, and from the applicable event-of-default date: (i) the dividend rate on the Series C increased from 0% to 24% per annum, which, given the debt classification of the Series C, the Company recognizes as interest expense; (ii) the outstanding obligations under the Notes increased to 125% of the amounts otherwise outstanding under the default-premium provisions; (iii) interest on the Notes accrues at the 24% default rate; (iv) the Company became obligated for a monthly monitoring fee of $5,000; and (v) the conversion price applicable to the Series C and the Notes became the alternate conversion price (85% of the lowest trading price over a ten-trading-day lookback), which the Company reflected in the remeasurement of the embedded conversion derivatives at June 30, 2026.

Remedies and status. The Events of Default afford the holders various rights and remedies, including the right to accelerate the Notes and to exercise the default remedies described above. As of the date of this report, no holder had accelerated the Notes or the Series C. The Company is in discussions with the holders.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Adoption or Termination of Rule 10b5-1 or non-Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Functional Brands Inc.

Date: August 14, 2026	By:	/s/ Eric Gripentrog
	Name:	Eric Gripentrog
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ David R Wells
	Name:	David R. Wells
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)